Form 10-K
period 2024-12-31
Bausch Health Companies Inc.
filed 2025-02-20
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Securities Act Section 12(b), indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,125,737,497 based on the last reported sale price on the New York Stock Exchange on June 30, 2024.
The number of outstanding shares of the registrant’s common stock as of February 14, 2025 was 367,933,897.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2025 Annual Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2024.

TABLE OF CONTENTS

GENERAL INFORMATION
i

Basis of Presentation
General
Except where the context otherwise requires, all references in this Annual Report on Form 10-K (“Form 10-K”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch Health Companies Inc. and its subsidiaries, taken together. In this Form 10-K, references to “$” or “USD” are to United States dollars, references to “€” are to Euros, and references to “CAD” are to Canadian dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-K are presented as of December 31, 2024.
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

ii

PART I
Item 1.    Business
Introduction
Bausch Health Companies Inc. (“we”, “us”, “our”, the “Company” or “Bausch Health”) is a global, diversified specialty pharmaceutical and medical device company that develops, manufactures and markets, primarily in the therapeutic areas of gastroenterology (“GI”), hepatology, neurology and dermatology, a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products and aesthetic medical devices and, through our approximately 88% ownership of Bausch + Lomb Corporation (“Bausch + Lomb” or “B+L”), branded, and branded generic pharmaceuticals, OTC products and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment) in the therapeutic areas of eye health. The Company’s products are marketed directly or indirectly in approximately 90 countries.
Our portfolio of products falls into five reportable segments: (i) Salix, (ii) International, (iii) Solta Medical, (iv) Diversified and (v) Bausch + Lomb. The following is a brief description of the Company’s segments:
•The Salix segment consists of sales in the U.S. of GI products. Sales of the Xifaxan® product line currently represent approximately 85% of the Salix segment revenues.
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
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, we announced our plan to separate our eye health business consisting of our Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals businesses into an independent publicly traded entity, Bausch + Lomb, from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). On May 5, 2022, the registration statement related to the initial public offering of Bausch +Lomb (the “B+L IPO”) was declared effective, and Bausch + Lomb’s common stock began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO” on May 6, 2022. Prior to the effectiveness of the registration statement, Bausch + Lomb was an indirect wholly-owned subsidiary of Bausch Health. On May 10, 2022, a wholly owned subsidiary of Bausch Health sold 35,000,000 common shares of Bausch + Lomb pursuant to the B+L IPO. Upon the closing of the B+L IPO and after giving effect to the subsequent partial exercise of the over-allotment option by the underwriters, Bausch Health indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 88% of B+L’s outstanding common shares as of February 12, 2025.
We continue to believe that the B+L Separation, which may include the transfer of all or a portion of our remaining direct or indirect equity interest in Bausch + Lomb to our shareholders, the monetization of all or a portion of our ownership interest in Bausch + Lomb, or a combination thereof, makes strategic sense. The completion of the B+L Separation is subject to the achievement of targeted debt leverage ratios and the receipt of any applicable shareholder and other necessary approvals. We continue to evaluate all relevant factors and considerations related to the B+L Separation, including the Xifaxan® Generics Litigation (see “Xifaxan® Paragraph IV Proceedings” of Note 20, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements).
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
Segment Information
Our revenues for 2024, 2023 and 2022 were $9,625 million, $8,757 million and $8,124 million, respectively. Currently, we have approximately 1,000 products in our portfolio of products, which fall into five reportable segments: (i) Salix, (ii) International, (iii) Solta Medical, (iv) Diversified and (v) Bausch + Lomb. Segment revenues for the years 2024, 2023 and 2022 were as follows:

	2024		2023		2022
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Salix	$2,333	24%	$2,250	26%	$2,090	26%
International	1,111	12%	1,071	12%	988	12%
Solta Medical	440	5%	347	4%	300	4%
Diversified	950	10%	943	11%	978	12%
Bausch + Lomb	4,791	50%	4,146	47%	3,768	46%
Total revenues	$9,625	100%	$8,757	100%	$8,124	100%
Comparative segment information for 2024, 2023 and 2022 is further presented in Note 22, “SEGMENT INFORMATION” to our audited Consolidated Financial Statements.

Salix
Our Salix segment consists of sales in the U.S. of GI products and includes our Xifaxan® product. We have implemented initiatives, including increasing our marketing investment in Xifaxan®, to seek to further capitalize on the value of the infrastructure we have built around these products to extend our market share. Our principal products in this segment (including products of our third-party co-promotion partners) include:
•Xifaxan® which includes: (i) tablets indicated for the treatment of irritable bowel syndrome with diarrhea (“IBS-D”) in adults and for the reduction in risk of overt hepatic encephalopathy (“OHE”) recurrence in adults and (ii) tablets indicated for the treatment of travelers’ diarrhea caused by noninvasive strains of Escherichia coli in patients 12 years of age and older. Our Xifaxan® product accounted for revenues of $1,993 million, $1,810 million and $1,692 million for 2024, 2023 and 2022, respectively.
•Relistor® (methylnaltrexone) is given to adults who use narcotic medicine to treat severe chronic pain that is not caused by cancer to prevent constipation without reducing the pain-relieving effects of the narcotic.
•Trulance® (plecanatide) is a once-daily tablet for adults with chronic idiopathic constipation, or CIC, and irritable bowel syndrome with constipation.
We have increased our investment in Xifaxan® direct-to-consumer (“DTC”) advertising and new sales force capabilities. We also continue to invest in our product line. Our rifaximin soluble solid dispersion (“SSD”) formulation is under development for the prevention of OHE and other complications in patients with early decompensation in liver cirrhosis (RED-C). The drug candidate is administered orally and is a next-generation rifaximin formulation that acts by targeting the beta-subunit of bacterial DNA-dependent ribonucleic acid (“RNA”) polymerase.
The Company has filed lawsuits against third-party generic manufacturers that have sent the Company Notices of Paragraph IV Certification for Trulance® and Xifaxan®. See “Patent Litigation/Paragraph IV Matters” of Note 20, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements for details of these litigation matters.
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
•Jublia® (efinaconazole 10% topical solution) is a topical azole approved for the treatment of onychomycosis of the toenails (toenail fungus) and is commercialized in Canada.
•Bisocard® (bisoprolol fumarate) is an orally administered tablet dosed once daily for patients with hypertension, angina pectoris or heart failure and is a leading brand in Poland.
•Diclofenac is a nonsteroidal anti-inflammatory drug used to treat mild-to-moderate pain and helps to relieve symptoms of arthritis. This product is sold in several Eastern European countries.
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

Solta Medical
Solta Medical is a global leader in the medical aesthetic market focused on innovative aesthetic medical treatment technologies. Solta Medical’s revenue is primarily attributable to the skin tightening market, which is driven by our Thermage® product lines. The latest generation of this product line, Thermage® FLX, has been launched in our key markets and expansion is expected to continue into other countries, paced by country-specific regulatory registrations. Our principal products in this segment include:
•The Thermage® system is a non-invasive radiofrequency treatment that can smoothen, tighten and contour skin for an overall younger-looking appearance.
•The Clear + Brilliant® system is a laser treatment that can help address the visible signs of aging and the overall effects that time and the environment can have on skin.
•The Fraxel® system is a treatment that improves tone, texture and radiance for aging, sun damaged or scarred skin.
•The VASERlipo® system is a minimally invasive aesthetic body contouring system that yields dramatic results with less pain and downtime than traditional liposuction.
We continue to invest in expanding access to Solta Medical technologies for medical aesthetic providers and consumers in our key markets, including broadening the reach of Thermage® FLX and strengthening our sales force in the U.S., Europe and Asia.
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
•Mysoline® (Primidone) is an anticonvulsant drug used to control seizures.
•Xenazine® is indicated for the treatment of chorea associated with Huntington’s disease. In the U.S., Xenazine® is distributed for us by Lundbeck LLC under an exclusive marketing, distribution and supply agreement.
Dermatology
•Jublia® (efinaconazole 10% topical solution) is a topical azole approved for the treatment of onychomycosis of the toenails (toenail fungus).
•Siliq® is an IL-17 receptor blocker monoclonal antibody for patients with moderate-to-severe plaque psoriasis.
•Arazlo® (tazarotene) Lotion, 0.045% is an acne product containing a lower concentration of tazarotene in a lotion form to help reduce irritation while maintaining efficacy.
•Targretin® (bexarotene) capsules and gel are prescription medicines used to treat the skin problems arising from the disease cutaneous T-cell lymphoma, or CTCL, in patients who have not responded well to other treatments.
•CABTREO® is the first and only U.S. Food and Drug Administration (“FDA”) approved fixed-dose, triple-combination topical treatment for acne. CABTREO® Topical Gel was launched in the U.S. in the first quarter of 2024 and was launched in Canada in October 2024.

Generics
The Company utilizes the Generics business to extend the long-term cash flows from a number of assets that are expected to decline over time due to their loss of exclusivity, by launching and selling authorized generic versions of certain branded assets. Principal products include:
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
Dentistry
•Arestin® (minocycline hydrochloride) is a subgingival sustained-release antibiotic and accounted for approximately 95% of the Dentistry business revenues for 2024 and 2023. Arestin® is indicated as an adjunct to scaling and root planing (“SRP”) procedures for reduction of pocket depth in patients with adult periodontitis. Arestin® may be used as part of a periodontal maintenance program, which includes good oral hygiene and SRP.
Bausch + Lomb
Our Bausch + Lomb segment includes our global Bausch + Lomb eye health business. Our global Bausch + Lomb eye health business includes our Vision Care, Surgical and Pharmaceuticals products.
Our Bausch + Lomb business is a fully integrated eye health business with a portfolio of established lines of contact lenses, intraocular lenses (“IOL”) and other medical devices, surgical systems and devices, vitamin and mineral supplements, lens care products, prescription eye-medications and other consumer products. Bausch + Lomb takes a holistic approach to solving eye health problems, including by investing in physician training, patient and customer education, disease prevention and other initiatives through both traditional and digital platforms to continue to advance eye health.
Our principal products in this segment include:
•XIIDRA® (lifitegrast ophthalmic solution) 5%, is a non-steroid eye drop specifically approved to treat the signs and symptoms of dry eye disease (“DED”) focusing on inflammation associated with dry eye. Bausch + Lomb completed the acquisition of XIIDRA® during the third quarter of 2023.
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
•Lumify® (brimonidine tartrate ophthalmic solution, 0.025%) is an OTC redness reliever eye drop that significantly reduces redness to help eyes look whiter and brighter, revealing eyes’ natural beauty. To date, Bausch + Lomb has launched and acquired the right to launch Lumify® in various countries. A new line extension formulation, Lumify® Preservative Free, for which the New Drug Application (“NDA”) was approved by the FDA in April 2024, began launching in the first quarter of 2025.
•MIEBO® (perfluorohexyloctane ophthalmic solution) (formerly known as NOV03) – In December 2019, Bausch + Lomb acquired an exclusive license from Novaliq GmbH for the commercialization and development in the U.S. and Canada of MIEBO® for the treatment of the signs and symptoms of DED. MIEBO® launched in the U.S. in September 2023 and was approved in Canada during September 2024. MIEBO® is the first and only FDA approved treatment for

DED that directly targets tear evaporation and the addition of MIEBO® is expected to help build upon Bausch + Lomb’s strong portfolio of integrated eye health products.
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
•Bausch + Lomb ULTRA®, a silicone hydrogel frequent replacement contact lens for patients with myopia or hyperopia that uses the proprietary MoistureSeal® technology, which allows the contact lens to retain 95% of moisture after 16 hours of wear, limiting lens dryness and resulting symptoms.
•SiHy Daily, a silicone hydrogel daily disposable contact lens designed to provide outstanding comfort and clear vision throughout the day. To date SiHy Daily has been launched in over 50 countries, under the brand names INFUSE®, BAUSCH + LOMB ULTRA® ONE DAY and AQUALOX® ONE DAY and Bausch + Lomb is continuing its global roll out. In addition, Bausch + Lomb launched its first silicone hydrogel daily disposable multifocal contact lens in May 2023, and launched a toric lens in the U.S. in June 2024.
•Stellaris Elite® vision enhancement system, is a combined system with cataract and vitreoretinal capability featuring the Bi-Blade vitrectomy handpiece. The Stellaris Elite® vision enhancement system configured for cataract procedures is our latest generation phacoemulsification cataract platform, Stellaris Elite® is the first phacoemulsification platform on the market to offer Adaptive FluidicsTM, which combines aspiration control with predictive infusion management to create a responsive and controlled surgical environment for efficient cataract lens removal. Bausch + Lomb’s Stellaris Elite® vision enhancement system was launched in the United States in 2017 and internationally in 2018.
Research and Development
Our R&D organization focuses on the development of products through clinical trials. Currently, we have approximately 75 R&D projects in our pipeline. As of December 31, 2024, approximately 1,500 dedicated R&D and quality assurance employees in 24 R&D facilities were involved in our R&D efforts.
Our R&D expenses for 2024, 2023 and 2022, were $616 million, $604 million and $529 million, respectively. R&D expenses as a percentage of revenue were approximately 6%, 7% and 7% in 2024, 2023 and 2022, respectively. Our investment in R&D reflects our commitment to drive organic growth through internal development of new products, a pillar of our strategy. We further supplement these efforts by continually seeking out other opportunities, such as co-promotions, licensing agreements and strategic acquisitions. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Focus on Value and Core Businesses” of this Form 10-K.
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
Regulation by other federal agencies, such as the Drug Enforcement Administration, and state and local authorities in the U.S., and by comparable agencies in certain foreign countries, is also required. In the U.S., the Federal Trade Commission (the “FTC”), FDA and state and local authorities regulate the advertising of medical devices, prescription drugs, OTC drugs and cosmetics. The Federal Food, Drug and Cosmetic Act, as amended and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, sale, distribution, advertising and promotion of our products. The FDA requires a Boxed Warning (sometimes referred to as a “Black Box” Warning) for products that have shown a significant risk of severe or life-threatening adverse events and similar warnings are also required to be displayed on such products in certain other jurisdictions.
In addition, medical device products marketed in the EU are subject to the MDR. While EU law is applicable in Northern Ireland, the United Kingdom (“UK”) Medical Devices Regulations 2002/68 also needs to be complied with in Great Britain. Effective July 1, 2023, devices destined for Great Britain are required to follow the UK regulatory regime and to be labeled with the UKCA mark. Northern Ireland will, however, continue to accept CE marked devices. There are some additional requirements for manufacturers who are based outside the UK, such as the requirement to appoint a UK Responsible Person to take on certain regulatory responsibilities with respect to the Medicines and Healthcare products Regulatory Agency and users or customers in the UK. Further, pursuant to the Swiss Medical Device Ordinance, we are required to appoint an authorized representative in Switzerland in order to export our CE-marked medical devices to Switzerland. Additionally, the name and address of the Swiss authorized representative must be placed on the packaging.

Regulation by other federal agencies, such as the Drug Enforcement Administration, and state and local authorities in the United States, and by comparable agencies in certain foreign countries, is also required. In the United States, the FTC, the FDA and state and local authorities regulate the advertising of medical devices, prescription drugs, OTC drugs and cosmetics. The U.S. Federal Food, Drug and Cosmetic Act, as amended and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, sale, distribution, advertising and promotion of our products.
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
In addition, the U.S. Department of Health and Human Services (“HHS”) Office of Inspector General recommends, and increasingly states require pharmaceutical companies to have comprehensive compliance programs. Moreover, the Physician Payment Sunshine Act imposes reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other health care providers. Failure to submit this required information may result in significant civil monetary penalties.
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
Internationally, laws and regulations in many jurisdictions apply broadly to the collection, transmission, dissemination, use, privacy, confidentiality, security, retention, availability, integrity and other processing of health-related and other sensitive and personal information. For example, in the European Economic Area (the “EEA”), the collection and use of personal data, including clinical trial data, is governed by the provisions of the General Data Protection Regulation (the “GDPR”). The GDPR, together with national legislation, regulations and guidelines of the EU member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze, store, transfer and otherwise process personal data, including health data from clinical trials and adverse event reporting. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of the individuals to whom the personal data relates, the transfer of personal data out of the EEA, security breach notifications and the security and confidentiality of personal data. In July 2020, the Court of Justice of the European Union issued a decision that struck down the EU-U.S. Privacy Shield framework, which provided companies with a mechanism to comply with data protection requirements when transferring personal data from the EU to the United States. The United States subsequently implemented a Data Privacy Framework (DPF) program, overseen by the Department of Commerce’s International Trade Administration, which is intended to replace the Privacy Shield framework and has been recognized with an adequacy decision by the European Commission. Bausch Health has self-certified and is a participant in the DPF program. However, the DPF program is the subject of threatened litigation. These developments may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from EU member states to the United States. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater. European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which contributes to the complexity of processing personal data in or from the EEA or UK. Guidance on implementation and compliance practices is often updated or otherwise revised.
Further, following the UK’s withdrawal from the EU and the EEA, and the expiry of the transition period, companies have to comply with both the GDPR and the GDPR as incorporated into the UK national law, the Data Protection Act of 2018, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. We may incur liabilities, expenses, costs and other operational losses under the GDPR and privacy laws of the applicable EU and EEA Member States and the UK in connection with any measures we take to comply with them.
We are also subject to Canada’s federal Personal Information Protection and Electronic Documents Act and substantially similar equivalents at the provincial level with respect to the collection, use and disclosure of personal information in Canada. Such federal and provincial legislation impose data privacy and security obligations on our processing of personal information of Canadian residents. The federal, Quebec and Alberta legislation include mandatory data breach notification requirements. Canada’s Anti-Spam Legislation (“CASL”) also applies to the extent that we send commercial electronic messages to electronic addresses in Canada. CASL contains prescriptive consent, form, content and unsubscribe mechanism requirements. Penalties for non-compliance with CASL are up to CAD 10 million per violation. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. The regulatory framework for data privacy, data security and data transfers worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Complying with all of these laws and regulations involves costs to our business, and failure to comply with these laws and regulations can result in the imposition of significant civil and criminal penalties, as well as litigation.
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
The Inflation Reduction Act (“IRA”) made significant changes to how drugs are covered and paid for under the Medicare program, including imposing financial penalties if drug prices are increased at a rate faster than inflation, redesigning Medicare Part D benefits to shift a greater portion of the costs to manufacturers and allowing the U.S. government to set prices for certain drugs in Medicare. We continue to evaluate the impact of the IRA and other legislation on our results of operations and it is possible that these changes may result in a material impact on our business and results of operations.
The IRA also provides for (i) the U.S. government to set or “negotiate” prices for select high-cost Medicare Part D (beginning in 2026) and Medicare Part B drugs (beginning in 2028) that are more than nine years (for small-molecule drugs) or 13 years (for biological products) from their initial FDA approval, (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices increase faster than inflation beginning in 2022 for Medicare Part D and 2023 for Medicare Part B drugs and (iii) Medicare Part D redesign which replaces the current Part D Coverage Gap Discount Program and establishes a $2,000 cap for out-of-pocket limits costs for Medicare beneficiaries beginning in 2025, with manufacturers being responsible for 10% of costs up to the $2,000 cap and 20% after that cap is reached. In January 2025, the Center for Medicare and Medicaid Services (“CMS”) selected Xifaxan® 550 mg tablets as one of the medicines for the second round of negotiation of the drug price negotiation program as part of the IRA with an initial price applicability in 2027. It is possible that other of our products could be selected in future years. These negotiations could, among other things, accelerate revenue erosion prior to the expiration of intellectual property protections. The effect of reducing prices and reimbursement for certain of our products could significantly impact our business and consolidated results of operations.
There have been prior efforts in Congress to amend or replace the IRA and it is possible that there could be new efforts to make changes to this legislation. Additionally, policy efforts designed specifically to reduce patient out-of-pocket costs for medicines could result in new mandatory rebates and discounts or other pricing restrictions. Legislative efforts relating to drug pricing, the cost of prescription drugs under Medicare, the relationship between pricing and manufacturer patient programs, and government program reimbursement methodologies for drugs have been proposed and considered at the U.S. federal and state level. The previous Congress and presidential administration have each indicated an intent to continue to seek new legislative or administrative measures to control drug costs. The legislative priorities of the current Congress and the new presidential administration remain uncertain. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the health care delivery system.
See Item 1A. “Risk Factors” of this Form 10-K for additional information on the risks associated with these regulations and related matters.
Environmental and Other Regulation
Our facilities and operations are subject to a broad range of federal, state and local environmental and occupational health and safety laws and regulations in both the U.S. and countries outside the U.S. (including Canada), including those governing the discharge of substances into the air, water and land, the handling, treatment, storage and disposal of hazardous substances and wastes, wastewater and solid waste, the cleanup of contaminated properties and other environmental matters. Certain of our development and manufacturing activities involve the use of hazardous substances. If we fail to comply with these environmental, health and safety laws and regulations, including failing to obtain any necessary permits, we could incur substantial civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing our operations or requiring us to conduct or fund remedial or corrective measures, install pollution control equipment, reformulate or cease the marketing of our products or perform other actions. Under certain laws, we may be subject to joint and several liability for environmental investigations and cleanups, including at properties that we currently or previously owned or operated, or at sites at which waste we generated was disposed, even if the contamination was not caused by us or was legal at the time it occurred. We are also subject to extensive and evolving regulations regarding the manufacturing, processing, distribution, importing, exporting and labeling of our products and their raw materials. In the EU, we are subject to the Regulation on the Registration, Evaluation, Authorisation and Restriction of Chemicals (“REACH”). Registered chemicals then can be subject to further evaluation and potential restrictions. Since the promulgation of REACH, other countries have enacted or are in the process of implementing similar comprehensive chemical regulations. These laws and regulations may materially affect our operations by subjecting our products or raw materials to testing or reporting requirements or restrictions, moratoria, phase outs or other limitations on their sale or use. In particular, some of our products might be characterized as nanomaterials and then be subject to evolving, new nanomaterial regulations.
In light of the rapid and ongoing global regulations and expectations relating to environmental, social and governance (“ESG”) matters, we are making appropriate investments in our ESG program to position us for timely reporting for the EU’s Corporate Sustainability Reporting Directive and Corporate Sustainability Due Diligence Directive, California’s Climate Corporate Data Accountability Act (SB 253) and Climate-Related Financial Risk Report (SB 261) regulations, and other pending requirements, if and when they come into force.
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
Customers and Marketing
In 2024, the U.S. and Puerto Rico accounted for approximately 60% and China accounted for approximately 5% of our total revenue, respectively. No other country accounted for more than 5%. See Note 22, “SEGMENT INFORMATION” to our audited Consolidated Financial Statements for revenues by geographic area.

Customers that accounted for 10% or more of our total revenue for 2024, 2023 and 2022 are as follows:

	2024	2023	2022
Cencora Inc.	19%	19%	18%
McKesson Corporation	15%	15%	15%
Cardinal Health, Inc.	14%	13%	13%
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
Our competitors are pursuing the development and/or acquisition of pharmaceuticals, medical devices and OTC products that target the same diseases and conditions that we are targeting in GI, neurology, dermatology, eye health and other therapeutic areas. Academic and other research and development institutions may also develop products or technologies that compete with our products, which technologies and products may be acquired or licensed by our competitors. These competitors may have greater financial, R&D or marketing resources than we do. If competitors introduce new products, delivery systems or processes with therapeutic or cost advantages, our products can be subject to progressive price reductions or decreased volume of sales, or both. Most new products that we introduce must compete with other products already on the market or products that are later developed by competitors.
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

Manufacturing
We currently operate approximately 35 manufacturing sites worldwide, of which 23 are Bausch + Lomb facilities. We continue to make capital investments in these facilities as discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Focus on Value and Core Businesses” of this Form 10-K.
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
We also subcontract the manufacturing of certain of our products, including products manufactured under the rights acquired from other pharmaceutical companies. Products representing approximately 29% of our product sales for 2024 are produced in total, or in part, by third-party manufacturers under manufacturing arrangements.
In some cases, the principal raw materials, including active pharmaceutical ingredients, used by us (or our third-party manufacturers) for our various products are purchased in the open market or are otherwise available from several sources. However, some of the active pharmaceutical ingredients and other raw materials used in our products and some of the finished products themselves are currently only available from a single source; or others may in the future become available from only one source. For example, with respect to some of our largest or most significant products, the supply of the finished product for each of our Lumify®, Vyzulta®, SofLens®, MIEBO®, XIIDRA®, Wellbutrin XL®, Relistor® Oral and injection, Trulance®, Jublia®, Aplenzin®, Arestin®, Bedoyecta® and PureVision® products are only available from a single source (either one of our internal manufacturing sites or third party manufacturers) and the supply of active pharmaceutical ingredients for each of our Lumify®, Vyzulta®, MIEBO®, Preservision®, Relistor® Oral and injection, Trulance®, Aplenzin®, Arestin®, Bedoyecta® and Siliq® products are also only available from a single source. Any disruption in the supply of any such single-sourced active pharmaceutical ingredient, other raw material or finished product or an increase in the cost of such materials or products could adversely impact our ability to manufacture or sell such products, the ability of our third-party manufacturers to supply us with such products, or our profitability. We attempt to manage the risks associated with reliance on single sources of active pharmaceutical ingredient, other raw materials or finished products by carrying additional inventories or, where possible, developing second sources of supply. See Item 1A. “Risk Factors” for additional information on the risks associated with our manufacturing arrangements.
Human Capital Resources
In order to achieve our vision of being a trusted health care partner, we strive to ensure our employees around the world feel proud to be a part of Bausch Health Companies Inc. and champion our purpose to enrich lives through our relentless drive to improve healthcare outcomes for our patients and customers.
As of December 31, 2024, we had approximately 20,700 employees, of which approximately 13,500 were Bausch + Lomb employees. We had approximately 10,700 employees in production, 6,700 in sales and marketing, 1,800 in general and administrative positions and 1,500 in R&D. These employees are located around the world, with approximately 8,100 in the United States and Canada, 7,200 in Europe, 2,500 in Asia-Pacific, 2,200 in Latin America, 400 in Russia, 200 in the Middle East and Africa and 100 in Commonwealth of Independent State countries (other than Russia).
Some of our employees may be subject to collective bargaining, trade union or works council agreements or arrangements. We consider our employee relations to be good and currently do not expect any significant difficulties in renewing these agreements. We have not experienced any strikes or work stoppages in the past three years.
During 2024, neither Bausch Health nor Bausch + Lomb experienced any significant disruption because of turnover.
Health, Safety and Wellness
Our employees’ health, safety, and wellness are important to us. On an ongoing basis, Bausch Health (excluding Bausch + Lomb) measures how well we foster the health and safety of our employees by measuring Lost Time Incident Rates, which is the number incidents that result in lost time. For 2024, our Lost Time Incident Rate was 1.7 recorded cases per 100 employees, which was consistent with the industry average.

Bausch + Lomb measures Days Away Rate (“DAR”), which measures the number of days employees are away from work as a result of a work-related injury or illness. In 2024, B+L’s DAR was 4.9, which met its goal of not exceeding 6 on an annual basis and is significantly lower than similar industry standard DAR of 22.
Diversity and Inclusion
We are dedicated to fostering an inclusive work environment where everyone feels welcomed, supported and valued for their talents and contributions. Our Bausch Health Diversity, Equity & Inclusion strategy centers on connecting our employees to our Company, each other, and our communities to cultivate a sense of trust, respect and belonging for all.
Talent Development
We are committed to the development of our employees and believe that our success coincides with our employees’ achievements of personal and professional goals.
Through our Employee Development Framework, we endeavor to support our employees’ interests to grow to their full potential, achieve career goals, and contribute to the success of our Company. We empower employees to explore roles that are of interest and gain insight into their strengths and development needs. We provide a variety of development programs to support our employees at every stage of their career and incorporate individual development plans that aim to help our employees reach their career goals.
We also have a global succession planning process that allows us to define talent needs based on business strategy, identify talent and drive their development and growth, strengthen the pipeline for critical leadership positions, and optimize talent deployment across the business. The Talent and Compensation Committee of the Board of Directors along with the Board has oversight of our Company’s talent management and succession planning process. The Talent and Compensation Committee of the Board of Directors reviews succession planning progress and specifically, the plans for members of the Executive Leadership team consisting of the CEO and his direct reports. To support this process, members of the Board interact with senior leaders throughout the organization during the year to get to know these leaders and their work.
Total Rewards
Our total rewards philosophy is designed to attract, retain, motivate and engage our employees. We provide comprehensive and market competitive compensation and benefit programs across our geographies, aligning these programs with the interests of our shareholders and balancing appropriate risk taking. Collectively, these programs comprise our Total Rewards package.
Our compensation program includes base pay, short- and long-term incentives. We provide the opportunity for our employees to earn more when we deliver against objectives – both as a total company and individually. We also provide competitive benefit programs based on local practice in the countries where our employees work. Our programs include medical coverage, retirement benefits, paid time off, and life and other insurances.
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
We understand that some patients may face financial obstacles that can keep them from obtaining the prescription products they need. Bausch Health is committed to improving access to medications through our patient assistance programs. The purpose of the Bausch Health Patient Assistance Program is to provide eligible patients in the U.S. with certain of our prescription products where their financial circumstances or insurance status would otherwise interfere with their ability to access such products. If approved, patients receive our prescription product(s) at no cost for up to two years and may be able to reapply to the program annually if they continue to meet eligibility requirements and have a valid prescription.
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
We are also required to file reports and other information with the securities commissions in all provinces in Canada. You are invited to read and copy any reports, statements or other information, other than confidential filings, that we file with the provincial securities commissions. These filings are also electronically available from the Canadian System for Electronic Data Analysis and Retrieval (“SEDAR+”) at www.sedarplus.ca, the Canadian equivalent of the SEC’s electronic document gathering and retrieval system.

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
Summary of Risk Factors
The following is a summary of the risk factors our business faces. The list below is not exhaustive, and investors should read this “Risk Factors” section in full. Some of the risks we face include:
•the impact of the current market and economic conditions in one or more of our markets on our business;
•the impact of inflation and other macroeconomic factors on our financial results and operations;
•the ongoing litigation and potential additional litigation, claims, challenges and/or regulatory investigations challenging or otherwise relating to the B+L IPO and the B+L Separation and the costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom;
•the impact on our business from the closing of the B+L IPO, the uncertainties with respect to the expected timing of completion of the B+L Separation, including the impact of a failure to maintain the tax-free treatment of such transaction, any actual or perceived conflict of interest of our directors and officers who also serve roles in Bausch + Lomb and the cross-indemnification obligations on us and Bausch + Lomb;
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
•the impact of potential divestitures of certain of our assets and businesses;

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
•the impact of pricing controls, social or governmental pressure to lower the cost of drugs, and consolidation across the supply chain, such as legislation promulgated by the IRA and the selection in January 2025 by CMS of Xifaxan® for the second round of negotiation under the drug price negotiation program for initial price applicability in 2027;
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
•the decline in pricing and/or volume of our products under our distribution agreements with other companies;
•risks associated with the international scope of our operations;
•the impact of potential imposition of and adverse changes to duties, tariffs and other trade protection measures (including any retaliations to such measures);
•foreign currency exposure on the translation into U.S. dollars of the financial results of our international operations;
•risks associated with the ongoing conflict between Russia and Ukraine;
•risks associated with the disruption in the global economy caused by the ongoing conflict in the Middle East involving Israel, Hamas and other countries and militant groups in the region;
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
Risks Relating to Economic and Market Conditions
Current market and economic conditions in one or more of our markets could impact our business, liquidity, financial condition, cash flows and results of operations.
Over the last several years in the U.S. and globally, market and economic conditions have been challenging, particularly in light of public health pandemics and, more recently, as a result of uncertainty concerning government shutdowns, debt ceilings, government funding and potential trade wars. Any negative impact on economic conditions in one or more of our core markets, including volatility or deterioration in the debt and equity capital markets, heightened inflation, deflation or other adverse economic conditions may adversely affect our business, liquidity, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Ongoing uncertain economic and financial market conditions may also adversely affect the financial condition of our customers, suppliers and other business partners. When our customers’ financial conditions are adversely affected, it could materially and adversely affect our sales and financial results, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Our global business may be negatively affected by local economic conditions, including heightened inflation, increasing labor costs, potential recession, the imposition of or adverse amendments to duties, tariffs and other trade restrictions (including any retaliation to such measures) and currency exchange rate fluctuations, which could adversely affect our cost to manufacture and provide our products and services and revenues generated through sales of such products and services. There is no guarantee that we will be able to fully absorb any such additional costs or declines in the prices for our products and services, which may adversely impact our financial condition, cash flows and results of operations.
Inflation and other macroeconomic factors could materially adversely affect our financial results and operations.
Our operating results could be materially impacted by changes in the overall global macroeconomic environment and other economic factors that impact our cost structure and revenues. Changes in economic conditions, including supply chain constraints, logistics challenges, labor shortages, imposition of or adverse amendments to duties, tariffs and other trade protection mechanisms (including any retaliation to such measures) and steps taken by governments and central banks, including stimulus and spending programs, have, in the past, led to (and could, in the future, lead to) heightened inflation, resulting in an increase in costs and changes in fiscal and monetary policy, including increased interest rates. In a heightened inflationary environment, we may be unable to raise the prices of our products and services sufficiently to keep up with the rate of inflation. Moreover, negative macroeconomic conditions could adversely impact our ability to obtain financing in the future on terms acceptable to us, or at all. In addition, geopolitical instability (such as the imposition of and adverse changes to U.S. duty, tariff and other trade protection measures, the ongoing conflict between Russia and Ukraine and the ongoing conflicts in the Middle East) and related sanctions could continue to have significant ramifications on global financial markets, including volatility in the U.S. and global financial markets. These inflationary pressures and other negative macroeconomic conditions (including the potential impact of tariffs) could impact our revenues and resulting margins and could have an adverse impact on results of operations and could cause the market value of our common shares and/or debt securities to decline.
Risks Relating to the B+L Separation
The B+L Separation is subject to challenge and could be subject to further challenges in the future, any of which could delay or prevent the consummation of such transactions or cause them to occur on terms that are different or less favorable than we originally anticipated.
The B+L Separation, which may include a distribution of all or a portion of our remaining equity interest in Bausch + Lomb to our shareholders, is subject to challenge, which could delay or prevent the consummation of such transactions or cause them to occur on worse terms than we currently expect. For example, in March 2022, the Company and Bausch + Lomb were named in a declaratory judgment action in the Superior Court of New Jersey, Somerset County, Chancery Division, brought by certain individual investors in the Company’s common shares and debt securities who are also maintaining individual securities fraud claims against the Company and certain of its current or former officers and directors. This action seeks a declaratory judgment that alleged transfers of certain Company assets to Bausch + Lomb would constitute a voidable transfer under the New Jersey Voidable Transactions Act and that Bausch + Lomb would be liable for damages, if any, awarded against the Company in the individual opt-out actions. In addition, the Company could, in the future, face additional legal proceedings and investigations and inquiries by governmental agencies relating to these or similar matters. For more information regarding legal proceedings, see Note 20, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements elsewhere in this Form 10-K.
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
The B+L Separation is subject to uncertainties, which could delay or prevent the completion of the B+L Separation, cause the B+L Separation to occur on terms or conditions that are different or less favorable than originally anticipated or affect our ability to realize some or all of the anticipated benefits of the B+L Separation.
Unanticipated developments and other challenges could delay or prevent the completion of the B+L Separation (including the Distribution, as defined below), result in changes to the anticipated structure of the B+L Separation (whether by way of “butterfly reorganization” rules in Section 55 of the Canadian Tax Act, return of capital or another form of sale or transfer of the Company’s ownership interest in Bausch +Lomb), cause the B+L Separation to occur on terms or conditions that are different or less favorable than originally anticipated or affect our ability to realize some or all of the anticipated benefits of the B+L Separation. Such developments and other challenges may include possible delays in obtaining any necessary shareholder, stock exchange, regulatory or other approval or the failure to obtain any such approvals, possible delays in obtaining any required tax opinions or rulings or the failure to obtain any such tax opinions or rulings, failure to satisfy conditions, complications arising from the portion of Bausch Health’s ownership of Bausch + Lomb that is pledged as collateral securing the 9.00% Intermediate Holdco Secured Notes (as defined below), negotiating challenges, the uncertainty of the financial markets, disruptions to business and commerce induced by changes in global markets, financial and economic conditions (such as international conflicts) and changes in the law.
The Company continues to evaluate the structure of the B+L Separation and other related details, and, subject to the terms of the Company’s agreements with Bausch + Lomb, the Company may consider undertaking the B+L Separation through one or more distributions effected as a dividend or a tax-free reduction of capital, one or more distributions in exchange for Bausch Health shares or other securities, any combination thereof or another form of sale or transfer of the Company’s ownership interest in Bausch +Lomb. Prior to the completion of any B+L Separation, the Company may also sell a portion of its remaining direct or indirect equity interest in Bausch + Lomb through an offering to third parties.
Further, our Board of Directors could decide, either because of a failure to satisfy conditions or because of market or other factors, to delay, abandon or alter the structure or manner and terms of the B+L Separation. Additionally, Bausch + Lomb may terminate the existing arrangement agreement between the Company and Bausch + Lomb in accordance with its terms. No assurance can be given as to whether and when the full B+L Separation will occur, on what terms or structure the B+L Separation will occur or whether the B+L Separation will achieve the benefits originally anticipated. As a result, there can be no assurance as to the timing of the completion of the B+L Separation or its structure or terms.
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
We have and will continue to expend significant resources in pursuing the B+L Separation, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.
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
If any B+L Separation proceeds in the form of a distribution of the shares in Bausch + Lomb (the “Distribution”) pursuant to the existing arrangement agreement between the Company and Bausch + Lomb, to preserve the tax-free treatment of certain transactions related to the Distribution, we may not be able to engage in certain transactions. In such case, we could incur significant tax liabilities, or be liable to Bausch + Lomb, if certain transactions occur which result in these transactions or the Distribution being subject to tax.
Our initial intent was to effectuate any potential Distribution pursuant to the public company “butterfly reorganization” rules in Section 55 of the Income Tax Act (Canada) (the “Canadian Tax Act”). We continue to evaluate the structure of any potential Distribution and its other related details, and we have determined that any B+L Separation could also be implemented through a tax-free reduction of capital, which could provide us and Bausch + Lomb additional flexibility with respect to strategic alternatives following the completion of a Distribution. If any potential Distribution is effected pursuant to the public company “butterfly reorganization” rules in Section 55 of the Canadian Tax Act, we and Bausch + Lomb would recognize a taxable gain on the Distribution if, within prescribed periods following the completion of the Distribution, certain transactions specified under the Canadian Tax Act (including an acquisition of control of the Company or Bausch + Lomb that is part of the “series of transactions” that includes the Distribution) are undertaken by us or Bausch + Lomb or a “specified shareholder” as defined for purposes of the “butterfly reorganization” rules in Section 55 of the Canadian Tax Act. If such transactions, certain of which are outside the control of the Company and Bausch + Lomb, were to occur and to cause the Distribution to be taxable to us and/or to Bausch + Lomb, then we or Bausch + Lomb, as applicable, and, in some cases, both us and Bausch + Lomb, would be liable for a substantial amount of tax.
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
Certain contracts used in our business may need to be replaced in connection with any B+L Separation and failure to obtain such replacement contracts could increase our expenses or otherwise adversely affect our business, results of operations and financial condition.
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
In connection with any B+L Separation, some of our directors and officers may have actual or potential conflicts of interest because of their equity ownership in Bausch + Lomb, and/or because they also serve as officers or directors of Bausch + Lomb, which could impact our ability to grow our business or cause reputational or other harm.
Because of their positions with Bausch + Lomb, in connection with any B+L Separation, some of our directors and executive officers may own common shares of Bausch + Lomb or have options to acquire shares of Bausch + Lomb, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, certain of our current or former officers and directors also serve as officers or directors of Bausch + Lomb. A director who has a material interest in a matter before our Board of Directors or any committee on which he or she serves is required to disclose such interest as soon as the director becomes aware of it in accordance with applicable law. In situations where a director has a material interest in a matter to be considered by our Board of Directors or any committee on which he or she serves, such director may be required to excuse himself or herself from the meeting while discussions and voting with respect to the matter are taking place. Although all transactions with related parties will be approved by independent members of our Board of Directors that may meet in the absence of senior executive officers or non-independent directors, the ownership of Bausch + Lomb equity or service to Bausch + Lomb may create the appearance of conflicts of interest when the Bausch + Lomb-affiliated directors and officers are faced with decisions that could have different implications for Bausch + Lomb or us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between Bausch + Lomb and us regarding the terms of any B+L Separation. Potential conflicts of interest could also arise if we enter into commercial arrangements with Bausch + Lomb in the future. As a result of these actual or apparent conflicts, we may be precluded from pursuing certain growth initiatives. While the Board of Directors believes that, given its size and structure, such actual or potential conflicts of interest can be managed adequately, including that the independent members of our Board of Directors may meet in the absence of senior executive officers or non-independent directors in respect of the relevant matter, the actual or perceived conflicts of interest that may arise could cause reputational or other harm.
In connection with any B+L Separation and the various separation-related agreements entered into by us and Bausch + Lomb, we have agreed to indemnify Bausch + Lomb for certain liabilities, and Bausch + Lomb has agreed to indemnify us for certain liabilities. However, there can be no assurance that Bausch + Lomb’s indemnity will be sufficient to insure us against the full amount of such liabilities, or that Bausch + Lomb’s ability to satisfy its indemnification obligation will not be impaired in the future.
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
While we have successfully settled or otherwise resolved a number of legacy legal proceedings, investigations and inquiries relating to, among other things, our disclosure and accounting practices and our former relationship with Philidor, including the securities class action litigation matters in both the U.S. and Canada, the investigation by the SEC, the investigation order from the Autorité des marches financiers (our principal securities regulator in Canada) and certain derivative lawsuits, we are currently still the subject of a number of other ongoing legal proceedings and investigations and inquiries by governmental agencies, including, but not limited to, the following: (i) a number of pending securities litigations, including certain opt-out actions in the U.S. (related to the U.S. Securities Litigation which has been settled) and in Canada (related to the securities class action litigation in Canada which has been settled), the allegations of which relate to, among other things, allegedly false and misleading statements by the Company and/or failures to disclose information about our business and prospects, including relating to drug pricing, our policies and accounting practices, our use of specialty pharmacies, and our former relationship with Philidor and (ii) a lawsuit brought against the Company in the Superior Court of New Jersey asserting claims for common law fraud, negligent misrepresentation, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act. In addition, we could, in the future, face additional legal proceedings and investigations and inquiries by governmental agencies relating to these or similar matters. For more information regarding legal proceedings, see Note 20, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements.
We are unable to predict how long such proceedings, investigations and inquiries will continue, but we anticipate that we will continue to incur significant costs in connection with some or all of these matters and that some or all of these proceedings, investigations and inquiries will result in a substantial distraction of management’s time, regardless of the outcome. Some or all of these proceedings, investigations and inquiries will likely result in damages, settlement payments (such as the $1,210 million payment made by the Company in 2019 in connection with the previously settled U.S. Securities Litigation), fines, penalties, consent orders or other administrative sanctions (including exclusion from federal programs) against the Company and/or certain of our directors and officers, any of which could be material, or in changes to our business practices, which, in turn, may result in or may contribute to an inability by us to meet the financial covenant contained in our 2022 Amended Credit Agreement (as defined and discussed in Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements). Furthermore, publicity surrounding these proceedings, investigations and inquiries or any enforcement action as a result thereof, even if ultimately resolved favorably for us could result in additional investigations and legal proceedings. As a result, these proceedings, investigations and inquiries could have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Our historical business practices, including with respect to past pricing practices, have been under scrutiny, and pricing of pharmaceutical products continues to be subject to regulation in the markets in which we operate. Any changes to our practices relating to pricing or the current prices of products, whether imposed, legislated or voluntary, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We have been under scrutiny with respect to our historical business practices (including with respect to past pricing practices), including various securities litigations, including certain opt-out actions in the U.S. (related to the previously settled securities class action) and in Canada (related to the settled securities class action), and certain other lawsuits. We are unable to predict how such proceedings, investigations and inquiries will impact our current business practices, including with respect to pricing, or the prices of our products, including whether we will be required to impose pricing freezes or controls, pricing reductions (including on a retroactive basis) or other price regulation for some or all of our products.
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
We are involved in a number of other legal and governmental proceedings and may be involved in additional litigation in the future. Some of these proceedings are complex and extended and occupy the resources of our management and employees. Some of these proceedings are also costly to prosecute or defend and may involve substantial awards or damages payable by us if not found in our favor. We may also be required to pay substantial amounts or grant certain rights on unfavorable terms in order to settle such proceedings. Defending against or settling such claims and any unfavorable legal decisions, settlements or orders could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. For more information regarding legal proceedings, see Note 20, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements.
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
We depend on third parties to meet their contractual, legal, regulatory, and other obligations, and actions by these third parties could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
The Company’s 2022 Amended Credit Agreement contains a specified quarterly financial maintenance covenant (consisting of a first lien leverage ratio). As of December 31, 2024, we were in compliance with this financial maintenance covenant. However, we can make no assurance that we will be able to comply with the restrictive covenants contained in the 2022 Amended Credit Agreement and indentures in the future. Based on our current forecast for the next twelve months from the date of issuance of this Form 10-K, we expect to remain in compliance with this financial maintenance covenant and meet our debt obligations over that same period. In the event that we perform below our forecasted levels, we may also implement certain additional cost-efficiency initiatives, such as rationalization of selling, general and administrative expenses and R&D spend, which would allow us to continue to comply with the financial maintenance covenant. The Company may consider taking other actions, including divesting other businesses, refinancing debt, issuing equity or equity-linked securities, and the monetization of a portion of its holdings of common shares of Bausch + Lomb, as deemed appropriate, to provide additional coverage in complying with the financial maintenance covenant and meeting its debt service obligations, or may negotiate with the applicable lenders for an amendment or modification to such covenant, as deemed appropriate. However, we cannot guarantee that any of the above-noted actions would be achieved. If we perform below our forecasted levels and the actions referenced above are not effective, we would fail to comply with our financial maintenance covenant. In that instance, we would be in default, and our lenders would be permitted to accelerate our debt unless we could obtain an amendment. If our debt was accelerated, we would not have sufficient funds to repay our debt absent a refinancing, and we cannot provide assurance that we would be able to obtain a refinancing.

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
We have a significant amount of indebtedness. For details regarding our debt and the maturity dates thereof, see Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements. As of December 31, 2024, maturities and mandatory payments of our principal balances of debt obligations were as follows:

(in millions)	2025	2026	2027	2028	2029	2030	Thereafter	Total
Total debt obligations	$2,380	$767	$6,963	$7,168	$1,609	$1,130	$463	$20,480
Our ability to satisfy our debt obligations will depend principally upon our future operating performance, as well as our continuing efforts to improve our balance sheet. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, may affect our ability to make payments on our debt. If we do not generate sufficient cash flow to satisfy our debt obligations, we may undertake alternative financing plans, such as refinancing or restructuring our consolidated indebtedness, issuing new debt instruments, divesting of assets or businesses, issuing equity or equity-linked securities, and the monetization of a portion of our holdings of common shares of Bausch + Lomb, reducing or delaying capital investments or seeking to raise additional capital. Alternatively, as we have done in the past, we may also elect to refinance certain of our debt, for example, to extend maturities. Our ability to restructure or refinance our debt will depend on the capital markets and our financial condition at such time. If we are unable to access the capital markets, whether because of the condition of those capital markets or our own financial condition or reputation within such capital markets, we may be unable to refinance our debt. In addition, any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Further, given our capital structure, any refinancing of our senior unsecured debt may be with secured debt, thereby increasing our first lien and/or secured leverage ratios. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms, or at all, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
We are exposed to risks related to interest rates, which could have an adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Our senior secured credit facilities bear interest based on a term Secured Overnight Financing Rate (“SOFR”) or U.S. Prime Rate, or Federal Funds effective rate (for U.S. dollar loans) and Canadian Prime Rate or Canada Bankers’ Acceptance Rate (for Canadian dollar loans). Thus, a change in the short-term interest rate environment (especially a material change) could have an adverse effect on our business, financial condition, cash flows and results of operations (which adverse effect could be material) and could cause the market value of our common shares and/or debt securities to decline. As of December 31, 2024, we did not have any outstanding interest rate swap contracts.
Employment-related Risks
Since the B+L IPO, we have experienced transition in key management positions, and the failure to successfully manage such transitions could adversely impact our business and could have a material adverse effect on our business, financial condition, cash flows and results of operations.
In connection with the B+L IPO, we appointed a new chief executive officer (“CEO”), chief financial officer (“CFO”), general counsel and other executives and key employees. In addition, in September 2023, we announced the resignation of our CFO and the appointment of an interim CFO who served in this role until August 2024, when a new CFO was appointed. Additionally, in July 2024, we hired a new Executive Vice President, US Pharma. These and any similar transitions may be difficult to manage and we cannot guarantee that new leadership personnel will efficiently transition into their new roles or ultimately be successful in such roles. Further, the departure of key leadership personnel often results in the loss of significant knowledge and experience, and the ability of our new management to quickly expand their knowledge of our business will be critical to their ability to make informed decisions about our strategy and operations.
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
We must continue to retain and motivate our executives and other key employees, and to recruit other executives and employees, in order to strengthen our management team and workforce. Our ability to retain or recruit executive and other key employees may be hindered or delayed by, among other things, competition from other employers who may be able to offer more attractive compensation packages, the reputational challenges the Company has faced as a result of historical issues and may in the future continue to face and the perceived or actual uncertainty created by the B+L Separation. A failure by us to retain, motivate and recruit executives and other key employees or the unanticipated loss of the services of any of these executives or key employees for any reason, whether temporary or permanent, could create disruptions in our business, could cause concerns and instability for management and employees, current and potential customers, credit rating agencies and other third parties with whom we do business and our shareholders and debt holders and could cause concern regarding our ability to execute our business strategy or to manage operations in the manner previously conducted and, as a result, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Furthermore, as a result of any failure to retain, or loss of, any executives or key employees, we may experience increased costs in order to identify and recruit a suitable replacement in a timely manner (and, even if we are able to hire a qualified successor, the search process and transition period may be difficult to manage and result in additional periods of uncertainty), which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. In addition, once identified and recruited, the transition of new executives and key employees may be difficult to manage, and we cannot guarantee that new executives and employees will efficiently transition into their roles or ultimately be successful in their roles. Finally, as a result of changes in our executives and key employees, there may be changes in the way we conduct our business, as well as changes to our business strategy. We cannot predict what these changes may involve or the timing of any such changes and how they will impact our product sales, revenue, business, financial condition, cash flows or results of operations, but any such changes could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Any of these factors could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Tax-related Risks
Our effective tax rates may increase, which could adversely affect our financial condition and results of operations.
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
On October 8, 2021, the Organisation for Economic Co-operation and Development (“OECD”) published a statement that outlined the key components of a two-pillar plan to address the tax challenges arising from the digitalisation of the economy. The statement was agreed by the OECD/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) which now includes 145 member jurisdictions. The timetable for implementation of the two-pillar plan was initially proposed for 2023, then extended to 2024 and, with respect to certain components of the plan, 2025. Under the pillar one proposals, a portion of the residual profits of multinational enterprise (“MNE”) groups with global turnover above €20 billion and a profit margin above 10% will be allocated to market jurisdictions where such allocated profits would be taxed. Under pillar two proposals, a global minimum corporate tax rate of 15% will apply to undertaxed profits of MNE groups with consolidated revenue of at least €750 million. On December 20, 2021, the OECD released model rules on the global minimum tax under pillar two, followed by the OECD’S commentaries, examples, three sets of administrative guidance and certain other documents relating to the operation and application of the model rules. Many members of the Inclusive Framework have either introduced or announced their intention to introduce certain components of the global minimum tax in line with the model rules for fiscal years beginning on or after December 31, 2023. In particular, on December 15, 2022, the Council of the European Union adopted a directive to require the implementation of the pillar two rules by EU member states, with certain elements becoming effective for fiscal years beginning on or after December 31, 2023. On August 4, 2023, Canada released draft legislation to enact certain components of the pillar two proposals into Canadian law as the Global Minimum Tax Act (“GMTA”) which was enacted on June 20, 2024. The GMTA is generally aligned with the model rules proposed by the OECD and is effective for fiscal years beginning on or after December 31, 2023. The United States did not announce plans to enact the tax measures under the two-pillar plan. On February 1, 2023, the US Financial Accounting Standards Board indicated that they believe the minimum tax imposed under pillar two by other jurisdictions is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. The OECD has published model rules and other guidance with respect to pillar two, which are generally consistent with the agreement reached by the Inclusive Framework in October 2021. On February 1, 2023, the Inclusive Framework released a package of technical and administrative guidance on the implementation of pillar two, including the scope of companies that will be subject to the Global Anti-Base Erosion Rules, transition rules, and guidance on domestic minimum taxes that countries may choose to adopt, among other topics. On December 18, 2023, the OECD announced plans to release additional guidance on model rules and to start the peer review process in 2024. On June 17, 2024 and January 15, 2025, the OECD published further administrative guidance to clarify the operation of the model rules. Many jurisdictions in which the Company operates have adopted the global minimum tax provision of the OECD pillar two effective for tax years beginning in January 2024. On January 20, 2025, U.S. President Trump signed an executive order stating that the Global Tax Deal, including the OECD two-pillar plan, has no force and effect in the US. It further provides for the U.S. Treasury Secretary to develop options for responding to foreign countries’ tax rules that are extraterritorial in nature or that could disproportionately impact US companies, with findings and recommendations to be delivered to the President.

We have included the estimated impact of the Inclusive Framework, as currently adopted, in our tax provision beginning in 2024. While the estimated impact is not material, it is possible that the further implementation of the Inclusive Framework could have a material effect on our liability for corporate taxes or our consolidated tax rate in the future.
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
For a number of our commercialized products and pipeline products, including Xifaxan®, Siliq®, Plenvu®, Relistor®, Jublia®, Vyzulta®, Lumify®, and the pipeline products that are the subject of our licenses with Novaliq GmbH, BHVI and Clearside Biomedical, Inc., we rely on licenses to patents and other technologies, know-how and intellectual property and proprietary rights held by third parties. Any loss, expiration, termination or suspension of our rights to such licensed intellectual property would result in our inability to continue to develop, manufacture and market the applicable products or product candidates and, as a result, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. If these licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, third parties, including our competitors, could have the freedom to seek regulatory approval of, and to market, products identical or similar to ours, and we may be required to cease our development and commercialization of certain of our products. Under some license agreements, we may not control the preparation, filing, prosecution or maintenance of the licensed intellectual property, or may not have the first right to enforce the intellectual property. In those cases, we may not be able to adequately influence patent prosecution or enforcement, or prevent inadvertent lapses of coverage due to failure to pay maintenance fees and we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business and that does not compromise the patent rights. In the future, we may also need to obtain such licenses from third parties to develop, manufacture, market or continue to develop, manufacture or market our products. If we are unable to timely obtain these licenses on commercially reasonable terms or at all, our ability to develop, manufacture and market our products may be inhibited or prevented, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Intellectual property litigation could cause us to spend substantial resources, distract our personnel from their normal responsibilities and cause the market value of our common shares and/or debt securities to decline.
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
We have formed a Patient Access and Pricing Team which is committed to maintaining patients’ ability to access our branded prescription pharmaceutical products. All future pricing actions will be subject to review by the Patient Access and Pricing Team.
At this time, we cannot predict what specific pricing changes the Patient Access and Pricing Team will make for the remainder of 2025 or beyond nor can we predict what other changes in our business practices we may implement with respect to pricing (such as imposing limits or prohibitions on the amount of pricing increases we may take on certain of our products or taking retroactive or future price reductions). We also cannot predict the impact such pricing decisions or changes will or would have on our business. However, any such changes could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
We have undertaken a number of divestitures of certain of our assets and businesses. We may, in the future, seek to divest additional assets and/or businesses, some of which may be material and/or transformative, which could adversely affect our business, prospects and opportunities for growth and could cause the market value of our common shares and/or debt securities to decline.
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
As part of our business strategy, we seek to identify and acquire certain assets, products and businesses, which may result in substantial costs and diversion of management time. In addition, we may not be able to consummate proposed acquisitions, and may not realize the benefits we anticipate from any completed acquisitions.
Part of our business strategy includes acquiring and integrating complementary businesses, products, technologies or other assets, including by way of acquisitions or in-license arrangements. Acquisitions or similar arrangements may be complex, time consuming and expensive. We may not consummate some negotiations for acquisitions or other arrangements, which could result in significant diversion of management and other employee time, as well as substantial out-of-pocket costs. In addition, there are a number of risks and uncertainties relating to the consummation of potential transactions. If such transactions are not completed for any reason, we will be subject to several risks, including the following: (i) the market price of our common shares may reflect a market assumption that such transactions will occur, and a failure to complete such transactions could result in a negative perception by the market of us generally and a decline in the market price of our common shares and (ii) many costs relating to such transactions may be payable by us whether or not such transactions are completed.
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
Furthermore, we may incur restructuring and integration costs and a number of non-recurring transaction costs associated with these acquisitions, combining the operations of the Company and the acquired company and achieving desired synergies. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of the businesses of the Company and the acquired company. These fees and costs may be substantial. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the acquired business, will offset the incremental transaction-related costs over time. Therefore, any net benefit may not be achieved in the near term, the long term or at all.
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

Bausch + Lomb has recently completed a number of acquisitions and in-licensing transactions. Bausch + Lomb may in the future seek to identify and acquire complementary businesses, products, technologies or other assets to augment its pipeline. Such transactions may be complex, time consuming and expensive. There can be no guarantee that Bausch + Lomb will be able to successfully consummate acquisitions or other arrangements, which could result in significant diversion of management and other employee time, as well as substantial out-of-pocket costs. If such transactions are not completed for any reason, Bausch + Lomb may incur significant costs and the market price of its common shares may decline.
In addition, even if an acquisition is consummated, the integration of the acquired business, product or other assets into Bausch + Lomb may be complex and time-consuming, and Bausch + Lomb may not achieve the anticipated benefits, cost-savings or growth opportunities it expects. Potential difficulties that may be encountered in the integration process include the following: integrating personnel, operations and systems, while maintaining focus on selling and promoting existing and newly-acquired products; coordinating geographically dispersed organizations; distracting management and employees from operations; retaining existing customers and attracting new customers; maintaining the business relationships the acquired company has established, including with health care providers; and managing inefficiencies associated with integrating the operations of Bausch + Lomb and the acquired business, product or other assets. Bausch + Lomb may also not be able to successfully bring pipeline assets acquired to market. In addition, delays encountered in the integration process could result in a failure to realize the anticipated benefits on the anticipated timeline, or at all.
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
In addition to the integration challenges Bausch + Lomb faces, the anticipated benefits Bausch + Lomb expects from these acquisitions are subject to numerous assumptions, including assumptions derived from its diligence efforts concerning the status of and prospects for the acquired business, product or other assets. Bausch + Lomb cannot provide any assurances with respect to the accuracy of its assumptions, including its assumptions with respect to future revenues of the XIIDRA products or assumptions regarding its ability to successfully develop and obtain regulatory approval for the acquired pipeline assets. There are a variety of risks and uncertainties, some of which are outside of Bausch + Lomb’s control, which could cause actual results to differ materially from these anticipated benefits.
In addition, as described above, Bausch + Lomb may expend significant expenses in connection with the consummation of these transactions and the integration of the acquired business with the Bausch + Lomb business. These expenses may include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and fees associated with any debt financing required in connection with the funding for such transactions. Many of these expenses must be paid regardless of whether the transaction is consummated. Additional unanticipated costs may be incurred in the integration of the acquired business with the Bausch + Lomb business. In addition, Bausch + Lomb may also incur additional indebtedness to finance the transaction, which indebtedness may be material and may limit its operating or financial flexibility relative to its then current position.
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
We have historically benefitted from our strong relationships with these physicians, hospitals, pharmacies and wholesalers. Our ability to maintain strong relationships is essential to our future performance; however, we may not be able to maintain these relationships in the future. The success of certain of our products is impacted by a physician’s initial recommendation of such products and a consumer’s initial choice to use such products. As a result, the failure of certain of our products to retain the support of pharmaceutical professionals, hospitals or group purchasing organizations and to retain the support of the end-users and the distributors and retailers to whom we sell such products, could have a material adverse effect on our sales and profitability.

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
In addition, FDA and Health Canada approval must be obtained in the U.S. and Canada, respectively, EMA approval (drugs) and CE Marking (devices) and/or registration under the European Commission’s MDR 2017/745 must be obtained in countries in the EU and similar approvals must be obtained from comparable agencies in other countries, prior to marketing or manufacturing new pharmaceutical and medical device products for use by humans. Obtaining such regulatory approvals for new products and devices and manufacturing processes can take a number of years and involves the expenditure of substantial resources. We may face additional challenges with respect to EMA approval and CE Marking in the EU as a result of additional requirements for approval in the EU that may be more burdensome than those required by the FDA and Health Canada.
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
Our marketed products will be subject to ongoing regulatory review, the results of which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
In April 2017, the European Union adopted the MDR, which repealed and replaced the Medical Device Directive (“MDD”) and Active Implantable Medical Devices Directive (“AIMDD”) 90/385/EEC. The MDR, for most parts, became applicable on May 26, 2021. Under the MDR, several transitional measures apply to medical devices that are certified under the MDD or AIMDD prior to May 26, 2021 or, for class I devices, for which a declaration of conformity was drawn up prior to May 26, 2021, allowing these devices to be placed on the market after May 26, 2021 under certain conditions for a transitional period. However, if we make any significant changes in the design or intended purpose of our devices, they will no longer benefit from such transitional periods. Generally, the MDR imposes stricter requirements on manufacturers, importers and distributors of medical devices. Moreover, the requirements to provide clinical data for medical devices has become stricter and as a result we may need to conduct new time consuming and costly clinical investigations with our existing medical devices to meet the new requirements, including to obtain CE certificates under the MDR. We may, or may not, be able to provide this data in time to obtain MDR certifications in a timely fashion when our existing certificates expire. These new regulations impact all of our existing and pipeline medical device products being sold in the EEA for which we are legal manufacturer, importer and/or distributor, including contact lens, lens care, eye health, aesthetic and surgical areas, as well as certain of our products outside the EEA, which rely on the EEA registration to support registration in those other countries. These products, in the aggregate, account for a meaningful portion of our net revenue in this region. While we are working to ensure compliance with these new regulations for all impacted products, we may not be able to achieve compliance for all products within the applicable transition period. If we fail to achieve compliance, we will not be able to market and sell the non-compliant products in the EEA, nor will we be able to rely on the non-compliant registration for such products in regions outside of the EEA, which could have a material adverse effect on our business, financial condition, cash flows and results of operations in the EEA and, possibly, on a consolidated basis, and could cause the market value of our common shares to decline.
While EU law is applicable in Northern Ireland, the UK Medical Devices Regulations 2002/68 also need to be complied with in Great Britain. Effective July 1, 2023, devices destined for Great Britain are required to follow the UK regulatory regime and to be labeled with the UKCA mark. Northern Ireland will, however, continue to accept CE marked devices. There are some additional requirements for manufacturers who are based outside the UK such as the requirement to appoint a UK Responsible Person to take on certain regulatory responsibilities with respect to the Medicines and Healthcare products Regulatory Agency and users or customers in the UK.
Further, pursuant to the Swiss Medical Device Ordinance we are required to appoint an authorized representative in Switzerland in order to export our CE-marked medical devices to Switzerland. Additionally, the name and address of the Swiss authorized representative must be placed on the packaging. This has created added expenses and challenges.
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
The manufacturing, formulation, packaging, labeling and advertising of the Company’s dietary supplement products are also subject to regulation by certain federal, state and foreign agencies, including the FDA, the FTC, and the Consumer Product Safety Commission, in the U.S., and by Health Canada in Canada. The FDA has authority in the U.S. over the adulteration or misbranding of dietary supplements. There are requirements relating to ingredient safety, new dietary ingredient notifications, labeling, claims notifications, and adverse event reporting among other requirements. While we believe our products comply with those requirements, the FDA may challenge positions we have taken with respect to the formulation or labeling of a dietary supplement product. We are also subject to risks relating to evolving regulations of dietary supplement products, including our eye vitamins and mineral supplements, as the FDA and other applicable agencies have in the past and may in the future consider additional or more stringent regulations of dietary supplements and other products. Such developments could require reformulation of certain of our products to meet new standards, additional record-keeping obligations, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, adverse event reporting or similar obligations, or could result in recalls or the discontinuance of certain of our products that are not able to be reformulated. Any such developments could increase our costs significantly. In addition, the FDA also has comprehensive regulations for CGMP for those who manufacture, package or hold dietary supplement products. These regulations focus on practices that ensure the identity, purity, quality, strength and composition of dietary supplements that are manufactured. We or our contract manufacturers may not be able to comply with such regulations without incurring additional expenses, which could be significant.
Our revenues and profits from generic products may decline as a result of changes in regulatory policy.
In addition, the U.S. Congress and various state legislatures in the U.S. have passed, or have proposed passing, legislation that could have an adverse impact on pharmaceutical manufacturers’ ability to: (i) settle litigation initiated pursuant to the Hatch-Waxman Act and Biologics Price Competition and Innovation Act (“BPCIA”), (ii) secure the full benefit of first-to-file regulatory approval status secured under the Hatch-Waxman Act and (iii) change the value of the brand products prior to the launch of generic versions. The Hatch-Waxman Act and BPCIA create various pathways for generic drug manufacturers to secure accelerated approvals of their abbreviated new drug applications and abbreviated biologics license applications. The new laws and proposals from the federal and state governments could serve to change, directly and indirectly, the Hatch-Waxman Act and BPCIA, including the incentives to develop generic and biosimilar products, as well as the ability of generic manufacturers to accelerate the launch of their new generic and biosimilar products. They also could impact the ability of brand manufacturers to protect their investments in the intellectual property associated with their branded specialty and innovative biologic products. Any of these changes could cause our revenues and profits from generic products to decline.
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

Some components and raw materials used in our manufactured products, and some finished products sold by us, are currently available only from one or a limited number of domestic or foreign suppliers. For example, with respect to some of our largest or most significant products, the supply of the finished product for each of our Lumify®, Vyzulta®, SofLens®, MIEBO®, XIIDRA®, Wellbutrin XL®, Relistor® Oral and injection, Trulance®, Jublia®, Aplenzin®, Arestin®, Bedoyecta® and PureVision® products are only available from a single source (either one of our internal manufacturing sites or third party manufacturers) and the supply of active pharmaceutical ingredients for each of our Lumify®, Vyzulta®, MIEBO®, Preservision®, Relistor® Oral and injection, Trulance®, Aplenzin®, Arestin®, Bedoyecta® and Siliq® products are also only available from a single source. In the event an existing supplier fails to supply product on a timely basis and/or in the requested amount, supplies product that fails to meet regulatory requirements, becomes unavailable through business interruption or financial insolvency or loses its regulatory status as an approved source or we are unable to renew current supply agreements when such agreements expire and we do not have a second supplier, we may be unable to obtain the required components, raw materials or products on a timely basis or at commercially reasonable prices. We attempt to mitigate these risks by maintaining safety stock of these products, but such safety stock may not be sufficient. In addition, in some cases, only a single source of active pharmaceutical ingredient is identified in filings with regulatory agencies, including the FDA, and cannot be changed without prior regulatory approval, which would involve time and expense to us. A prolonged interruption in the supply of a single-sourced raw material, including the active pharmaceutical ingredient, or single-sourced finished product could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. In addition, these third-party manufacturers may have the ability to increase the supply price payable by us for the manufacture and supply of our products, in some cases without our consent.
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
Changes in inventory levels or fluctuations in buying patterns by our large distributor and retail customers may adversely affect our sales and earnings and add to sales variability from quarter to quarter, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
Commercialization Risks
Our approved products may not achieve or maintain expected levels of market acceptance, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
▪ongoing regulatory obligations following approval, such as the requirement to conduct Risk Evaluation and Mitigation Strategy programs;
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
We have and may continue to experience pressure on the pricing of certain of our products due to pricing controls, social or government pressure to lower the cost of drugs, and consolidation across the supply chain, which may adversely affect our financial results.
We face numerous cost-containment measures by governments and other payors, including certain government-imposed industry-wide price reductions, mandatory rebates or pricing, international reference pricing (i.e., the practice of a country linking its regulated medicine prices to those of other countries), volume-based procurement, tender systems, shifting of the payment burden to patients through higher co-payments and requirements for increased transparency on pricing, all of which may have an adverse impact on the pricing of our products and our financial results.
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
In the EU, UK and some other international markets, the government provides healthcare at low cost to consumers and regulates pharmaceutical prices, patient eligibility and/or reimbursement levels to control costs for the government-sponsored healthcare system. These systems of price regulations may lead to inconsistent and lower prices. Within the EU and in other countries, the availability of our products in some markets at lower prices undermines our sales in other markets with higher prices. Additionally, certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, our inability to secure adequate prices in a particular country may also impair our ability to obtain acceptable prices in existing and potential new markets and may create the opportunity for third party cross-border trade. In addition to the impacts of these government-sponsored healthcare systems, in the EU, UK and other international markets, certain governmental agencies have or are considering enacting further measures to decrease the costs of providing healthcare, including government mandated price reductions and/or other forms of price controls, including retrospective “clawback” price reductions as a result of the COVID-19 pandemic or other epidemics and the changing healthcare landscape in those markets.

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
In addition, there have been executive orders, legislation, and legislative and regulatory proposals, including in connection with government programs such as Medicare, concerning drug prices and related issues, including the perceived need to bring more transparency to drug pricing, reviewing the relationship between pricing and manufacturer patient programs, and reforming government program reimbursement methodologies for drugs. These include legislation promulgated by the IRA that enables the U.S. government to impose penalties if drug prices are increased at a rate faster than inflation, redesigns Medicare Part D benefits to shift a greater portion of the costs to manufacturers and allows for the U.S. government to set prices for certain drugs in Medicare. In January 2025, the CMS selected Xifaxan® 550 mg tablets as one of the medicines for the second round of negotiation of the drug price negotiation program as part of the IRA with an initial price applicability in 2027. It is possible that other of our products could be selected in future years. These negotiations could, among other things, accelerate revenue erosion prior to the expiration of intellectual property protections. The effect of reducing prices and reimbursement for certain of our products could significantly impact our business and consolidated results of operations.
Although we expect to see continued focus in regulating pricing, we cannot predict what, if any, additional legislative or regulatory developments may transpire at the state or country level, or what the ultimate impact may be.
Catastrophic events may disrupt our business and could cause the market value of our common shares and/or debt securities to decline.
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
Risks Relating to the International Scope of our Business
Our business, financial condition, cash flows and results of operations are subject to risks arising from the international scope of our operations, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We conduct a significant portion of our business outside the U.S. and Canada and may, in the future, expand our operations into new countries, including emerging markets. We sell our pharmaceutical and medical device products in many countries around the world. All of our foreign operations are subject to risks inherent in conducting business abroad, including, among other things:
▪difficulties in coordinating and managing foreign operations, including ensuring that foreign operations comply with foreign laws as well as Canadian and U.S. laws applicable to Canadian companies with U.S. and foreign operations, such as export and sanctions laws and the FCPA, the Canadian Corruption of Foreign Public Officials Act, and other applicable worldwide anti-bribery laws;
▪price and currency exchange controls;
▪restrictions on the repatriation of funds;
▪scarcity of hard currency, including the U.S. dollar, which may require a transfer or loan of funds to the operations in such countries, which they may not be able to repay on a timely basis;
▪political and economic instability;
▪ongoing uncertainties as a result of instability or changes in geopolitical conditions, including military or political conflicts, such as those caused by the ongoing conflict between Russia and Ukraine or the conflict in the Middle

East involving Israel, Hamas and other countries and militant groups in the region (the potential escalation or geographic expansion of which could heighten other risks identified elsewhere in this “Risk Factors” section);
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
▪new export license requirements;
▪adverse changes in tariff and trade protection measures, especially in light of recent comments made by the new Trump administration;
▪differing labor regulations;
▪potentially negative consequences from changes in or interpretations of tax laws;
▪restrictive governmental actions;
▪possible nationalization or expropriation;
▪credit market uncertainty;
▪restrictions on business activities and other challenges associated with pandemics, epidemics, outbreaks of an infectious disease or similar events;
▪differing local practices, customs and cultures, some of which may not align or comply with our Company practices and policies or U.S. or Canadian laws and regulations;
▪difficulties with licensees, contract counterparties, or other commercial partners; and
▪differing local product preferences and product requirements.
As a result of changes to U.S. trade policy, especially in light of recent comments made by the new Trump administration, there may be changes to existing trade agreements, the imposition of new tariffs and greater restrictions on trade generally.
In addition, support for protectionism and rising anti-globalization sentiment in the United States and other countries may slow global growth. In particular, a protracted and wide-ranging trade conflict between the United States and its trading partners, including China, Canada and Mexico, or the imposition of tariffs or other trade protection measures by either country in any other context, could adversely affect global economic growth. Concerns also remain around the social, political and economic impacts of the changing political landscape in Europe and other regions. Broader geopolitical tensions remain high amongst the U.S., Russia, Ukraine, China, and across the Middle East.
Given the international scope of our operations, any of the above factors, including sanctions, export controls, tariffs, including potential new tariffs and/or retaliatory tariffs that have been discussed in recent months, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
As a result of the ongoing conflict between Russia and Ukraine, the current and any future responses by the global community to such conflict and any counter responses by the Russian government or other entities or individuals, and the potential expansion of the conflict to other countries, we may continue to experience an adverse impact on our business and operations in this region, as well as on our business and operations generally, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline.
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
For 2024, we derived approximately 2% of our revenues from sales of our products in Russia and less than 1% of our revenues from sales of our products in both Ukraine and Belarus. The conflict between Ukraine and Russia has impacted our business in the region, and we are continuously monitoring developments to assess any potential future impact that may arise. Given the nature of our products, we do not believe that the current sanctions and other measures imposed by the United States and other countries preclude us from conducting business in the region. However, we anticipate that the ongoing conflict in this region and the sanctions and other actions by the global community in response may continue to hinder our ability to conduct business with customers and vendors in this region. For example, we have experienced and may in the future experience disruption and delays in the supply of our products to our customers in Russia, Belarus and Ukraine. We have experienced and may in the future also experience decreased demand for our products in these countries as a result of the conflict and invasion. In addition, we may experience difficulties in collecting receivables from such customers. If we are hampered in our ability to conduct business with new or existing customers and vendors in this region, our business, and operations, including our revenues, profitability and cash flows, could be adversely impacted. Furthermore, if the sanctions and other retaliatory measures imposed by the global community change, we may be required to cease or suspend our operations in the region or, should the conflict worsen, we may voluntarily elect to do so. For example, the sanctions and export controls that have been imposed by the U.S. against Russia have impacted our ability to distribute our Solta medical device products to Russia. Similarly, the sanctions that were imposed by the EU against Russia also required us to obtain licenses for services provided to Russia from the EU and from the relevant EU member states. The new Trump administration has indicated that it may impose additional sanctions against Russia if negotiations are not commenced respecting a ceasefire or possible end to the conflict in Ukraine. We cannot guarantee that we will be able to obtain licenses or other governmental authorizations for any future sanctions or export controls that may be imposed.
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
Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing conflict in the Middle East between Israel, Hamas and other countries and militant groups in the region.
The global economy has been negatively impacted by the military conflict in the Middle East between Israel, Hamas and other countries and militant groups in the region. There could be an expansion of the countries involved, which could lead to significant detrimental effects to the global economy. Although we do not have significant customers or suppliers in the Middle East region, we do have customers and suppliers in surrounding regions which may be affected. Further escalation of the conflict in the Middle East and geopolitical tensions related to such military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyber-attacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business, financial condition and results of operations. The effects of the ongoing conflict could heighten many of our known risks described in these “Risk Factors.”
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
We and our suppliers, partners, customers and vendors have experienced, and may continue to experience cybersecurity incidents. For example, although to date we have not experienced any event that we determined to be a material incident or interruption, we have been subject to system breaches and account compromises in the past within our information technology systems and within those of third-party platforms and providers that we utilize. While we attempt to take appropriate security and cybersecurity measures to protect our information technology systems and infrastructure (including any trade secrets, confidential or other sensitive information) and to prevent and detect breakdowns, unauthorized breaches and cyber-attacks, we cannot guarantee that such measures will be successful and that breakdowns and breaches of, or attacks on, our systems and data, or those of third parties upon which we rely, will be prevented. Such breakdowns and breaches of, or attacks on, our systems and infrastructure, or the public perception that we or any third party upon which we rely have suffered a cybersecurity incident or breakdown, may cause business interruption and could have a material adverse effect on our business, financial condition, cash flows and results of operations, damage our reputation with customers, employees and third parties with whom we do business and cause the market value of our common shares and/or debt securities to decline, and we may suffer financial damage or other loss, including fines or criminal penalties or may be subject to litigation, including potentially class action lawsuits because of lost or misappropriated information.
Although we maintain insurance to mitigate a portion of any potential financial impact associated with certain of these risks, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from a breakdown, breach, cyber-attack or other compromise of or interruption to our information technology systems and infrastructure or confidential and other sensitive information.
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
We utilize artificial intelligence, which could expose us to liability or could have a material adverse effect on our business and financial condition.
We have begun to incorporate proprietary and third party artificial intelligence (“AI”) into certain aspects of our business and operations, and may continue to do so in the future. There may be significant risks involved in utilizing AI and no assurance can be provided that our use will enhance our business and operations or produce the intended results. For example, AI algorithms may be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable. If the AI solutions that we create or obtain from third parties are deficient, inaccurate or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results. In addition, regulation of AI is rapidly evolving worldwide and AI and its uses are subject to a variety of laws and regulations, including intellectual property, privacy, data protection and information security, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. We may not be able to anticipate how to respond to these rapidly evolving laws and regulations, and we may need to expend resources to adjust our use of AI in certain jurisdictions if the legal and regulatory frameworks are inconsistent across jurisdictions. Conversely, if we are unable or unwilling to adopt AI technologies in our business and operations, we may face competitive risks from our peers, who are utilizing these technologies, which in turn could adversely impact our business. financial condition, cash flows and results of operations.
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
In addition, the HHS Office of Inspector General recommends, and increasingly states require pharmaceutical companies to have comprehensive compliance programs. Moreover, the Physician Payment Sunshine Act enacted in 2010 imposes reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other health care providers. Failure to submit this required information may result in significant civil monetary penalties. While we have developed corporate compliance programs based on what we believe to be current best practices, we cannot provide assurance that we or our employees or agents are or will be in compliance with all applicable federal, state or foreign regulations and laws. If we are in violation of any of these requirements or any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant criminal and civil fines and penalties, exclusion from federal health care programs or other sanctions, including consent orders or corporate integrity agreements.
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
We are also subject to various state, federal and international laws and regulations governing the collection, transmission, dissemination, use, privacy, confidentiality, security, retention, availability, integrity and other processing of health-related and other sensitive and personal information, including HIPAA. Many states in which we operate have laws that protect the privacy and security of sensitive and personal information, including health-related information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, the California Consumer Privacy Act of 2018 (“CCPA”) imposes stringent data privacy and security requirements and obligations with respect to the personal information of California residents and provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal data that may increase the likelihood of, and risks associated with, data breach litigation. The effects on our business of the CCPA and other similar state laws are potentially significant. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we may be subject. For instance, the California Privacy Rights Act (“CPRA”) which was passed in November 2020 and took effect on January 1, 2023, maintains the core framework of the CCPA, while also making a number of substantive changes. Additionally, some statutory requirements, both in the United States and abroad, include obligations for companies to notify individuals of security breaches involving particular personal information, which could result from breaches experienced by us or our service providers. For example, laws in all 50 U.S. states require businesses to provide notice to customers whose personal data has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states have been frequently amending existing laws, requiring attention to changing regulatory requirements. We are also subject to various state and federal rules and laws governing cybersecurity risks and incidents, including an SEC rule relating to disclosure of material cybersecurity incidents and risks and state laws regarding notification of data breaches. Since these data security regimes are evolving, uncertain and complex, especially for a global business such as ours, we will need to update or enhance our compliance measures from time to time and these updates or enhancements will require further implementation costs. Any failure, or perceived failure, by us to comply with current and future regulatory or customer-driven privacy, data protection, and information security requirements, or to prevent or mitigate security breaches, cyberattacks, or improper access to, use of, or disclosure of data, or any security issues or cyber-attacks affecting our business, could result in significant liability, costs (including the costs of mitigation and recovery), a material loss of revenue resulting from the adverse impact on its reputation and brand, loss of proprietary information and data, disruption to its business and relationships, and diminished ability to retain or attract customers and business partners. Such events may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity, and could cause customers and business partners to lose trust in us, which could have an adverse effect on our reputation and business.
Internationally, laws and regulations in many jurisdictions apply broadly to the collection, transmission, dissemination, use, privacy, confidentiality, security, retention, availability, integrity and other processing of health-related and other sensitive and personal information. For example, the EU’s GDPR, and the UK’s General Data Protection Regulation (“UK GDPR”), together with national legislation, regulations and guidelines of the EU member states and the UK governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze, store, transfer and otherwise process personal data, including health data from clinical trials and adverse event reporting. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, (or GBP 17.5 million under the UK GDPR), whichever is greater. European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which contributes to the complexity of processing personal data in or from the EEA or the UK. Guidance on implementation and compliance practices is often updated or otherwise revised. These laws require data controllers to implement stringent operational requirements, including, for example, transparent and expanded disclosure to data subjects about how their personal data is collected and processed, grant rights for data subjects to access, delete or object to the processing of their data, mandatory data breach notification requirements (and in certain cases, affected individuals), set limitations on retention of information and outline significant documentary requirements to demonstrate compliance through policies, procedures, training and audits. The GDPR also provides that EU member states may introduce further conditions, including limitations, and make their own laws and regulations, further limiting the processing of ‘special categories of personal data,’ including personal data related to health, biometric data used for unique identification purposes and genetic information, which could limit our ability to collect, use and share EU data, and could cause our compliance costs to increase, ultimately having an adverse impact on our business, and harm our business and financial condition.
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
In the EU, we are also subject to the new European Union Artificial Intelligence Act (the “EU AI Act”), regulating development and deployment of AI systems. The new EU AI Act applies to both public and private actors inside and outside of the EU as long as the AI system is placed on the EU market, or its use has an impact on people located in the EU. In the context of the European Strategy for Data, we may also be subject to the European Union’s Data Act, a new regulation intended to make data more accessible and usable, encouraging data-driven innovation and increasing data availability in the area of connected devices.
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
We are also subject to Canada’s federal Personal Information Protection and Electronic Documents Act and substantially similar equivalents at the provincial level with respect to the collection, use and disclosure of personal information in Canada. Such federal and provincial legislation impose data privacy and security obligations on our processing of personal information of Canadian residents. The federal, Quebec and Alberta legislation include mandatory data breach notification requirements. Canada’s Anti-Spam Legislation (“CASL”) also applies to the extent that we send commercial electronic messages to electronic addresses in Canada. CASL contains prescriptive consent, form, content and unsubscribe mechanism requirements. Penalties for non-compliance with CASL are up to CAD $10 million per violation. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. The regulatory framework for data privacy, data security and data transfers worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Complying with all of these laws and regulations involves costs to our business, and failure to comply with these laws and regulations can result in the imposition of significant civil and criminal penalties, as well as litigation, all of which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. For more information regarding applicable data privacy and security laws and regulations, see Item 1. “Business — Government Regulations” of this Form 10-K.
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
As of February 12, 2025, the new Trump administration has signed over 60 executive orders on a range of issues, including with respect to diversity, equity, inclusion and accessibility programs, policies and related issues, tariffs and other trade protection measures, environmental and energy-related matters, regulation of artificial intelligence and review of existing legislation and regulations (such as the FCPA and IRA). Additional executive orders are anticipated. In addition, these executive orders may inform future legislative reform. We are in the process of monitoring and assessing these executive orders and what, if any, impact they will have on our business and operations, but such impact could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.

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
Legislative efforts relating to drug pricing, the cost of prescription drugs under Medicare, the relationship between pricing and manufacturer patient programs, and government program reimbursement methodologies for drugs have been proposed and considered at the U.S. federal and state level. Legislation promulgated by the IRA enables the U.S. government to impose penalties if drug prices are increased at a rate faster than inflation, redesigns Medicare Part D benefits to shift a greater portion of the costs to manufacturers and allows for the U.S. government to set prices for certain drugs in Medicare. In January 2025, the CMS selected Xifaxan® 550 mg tablets as one of the medicines for the second round of negotiation of the drug price negotiation program as part of the IRA with an initial price applicability in 2027. It is possible that other of our products could be selected in future years. These negotiations could, among other things, accelerate revenue erosion prior to the expiration of intellectual property protections. The effect of reducing prices and reimbursement for certain of our products could significantly impact our business and consolidated results of operations.
There have been prior efforts in Congress to amend or replace the IRA and it is possible that there could be new efforts to make changes to this legislation. We cannot predict what those changes will be or when they will take effect, and we could face additional risks arising from such changes. Because of this continued uncertainty, including the potential for further legal challenges or repeal of that legislation, we cannot quantify or predict with any certainty the likely impact of this legislation or its repeal on our business model, prospects, financial condition or results of operations, in particular on the pricing, coverage or reimbursement of any of our product candidates that may receive marketing approval. Additionally, policy efforts designed specifically to reduce patient out-of-pocket costs for medicines could result in new mandatory rebates and discounts or other pricing restrictions. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the health care delivery system. We cannot provide assurance as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation.
In 2019, the HHS announced a preliminary plan to allow for the importation of certain lower-cost drugs, excluding insulin, biological drugs, controlled substances and intravenous drugs, from Canada. The preliminary plan relies on individual states to develop proposals for safe importation of those drugs from Canada and submit those proposals to the federal government for approval. In 2020, HHS issued a final rule allowing states to submit importation proposals to the FDA, which was reinforced in 2021 by an executive order from the Biden Administration directing the FDA to work with the states to import prescription drugs from Canada. After a three-year effort by the state of Florida to gain approval to implement an importation plan, on January 5, 2024, the FDA authorized the state of Florida to import certain prescription drugs from Canada. Even with this FDA approval, Florida must meet additional requirements before the plan can be implemented, including the filing of a pre-import request for each drug they seek to import and quality testing. There may be additional barriers to implementation, such that the benefits may not be realized for some time and, even if they are, the reach and impact of Florida’s plan may be limited. It is unclear whether other states will follow Florida’s lead or what the impact of the FDA’s novel decision to allow a state to import prescription drugs from another country will be. Studies to evaluate the related costs and benefits, the reasonableness of the logistics, and measure the public reaction of such a plan have not been performed. We cannot provide assurance as to the ultimate content, timing, effect or impact of such a plan.
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
In recent years, legislation and regulation related to environmental protection have become increasingly stringent. Such legislation and regulations are complex and constantly changing. There is a growing focus on environmental impact of self-care products, their ingredients, components, packaging, manufacturing and disposal. This focus could lead to new requirements and restrictions in the coming years across all product categories. In particular, legislation and regulation relating to climate change, sustainability and product stewardship including greenhouse gas emissions, are at various stages of consideration and implementation. As noted above, given recent executive orders, additional proposed changes to such legislation and regulations are also anticipated from the new Trump administration. Future events, such as changes in existing laws or regulations or the enforcement thereof or the discovery of contamination at our facilities may, among other things, require us to install additional controls for certain of our emission sources, undertake changes in our manufacturing processes, remediate soil or groundwater contamination at facilities where such cleanup is not currently required, take action to address social expectations or concerns arising from or relating to such changes and our response to such changes or adversely impact our suppliers. These impacts may be significant and could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.

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
Other Risks
If we fail to maintain adequate internal controls, our business, financial condition, results of operations, cash flows and/or the market value of our common shares and/or debt securities may be adversely affected.
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
Our business and operations could be negatively affected by shareholder activism, which could cause us to incur significant expenses, hinder execution of our business strategy and impact the market value of our common shares and/or debt securities.
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
In the event such investors continue to pursue such proposals or we become the subject of additional shareholder activism, this may create a significant distraction for our management and employees. This could negatively impact our ability to execute our business plans (including the full B+L Separation) and may require our management to expend significant time, resources and costs, including legal fees and other expenses incurred in connection with any proxy contest that may result from any such shareholder activism. Furthermore, when individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders and could lead us to adopt other plans that we cannot predict and which could focus on short-term benefits with longer-term costs or that may not be in the best interests of the Company. Such shareholder activism may also create uncertainties with respect to our financial position and operations, may adversely affect our ability to attract and retain key employees and may result in loss of potential business opportunities with our current and potential customers and business partners, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations. In addition, such shareholder activism may cause significant fluctuations in the market value of our common shares and/or debt securities based on temporary or speculative market perceptions, uncertainties or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business, and could cause the market value of our common shares to decline. While we will remain responsive to shareholder demands, there is no assurance that we will achieve their objectives, or that doing so will decrease the likelihood of activist shareholder engagement in the future.
We have significant goodwill and other intangible assets and potential impairment of goodwill and other intangibles may have a significant adverse impact on our financial condition and results of operations.
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
For example, for 2024, 2023 and 2022, we recognized impairments to finite-lived intangible assets of $24 million, $54 million and $15 million, respectively. These asset impairments were primarily attributable to revisions in sales forecasts associated with discontinuances, generic competition and other market forces. In addition to impairments to finite-lived intangible assets, for 2024 there was no impairment to goodwill. For 2023 and 2022, we recognized $493 million and $824 million, respectively in impairments to goodwill. These impairments to goodwill were primarily the result of revisions to our long-term forecasts as well as increases in market interest rates which resulted in higher discount rates used in the impairment analysis for the reporting units due to changing business dynamics and market conditions. If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our audited Consolidated Financial Statements included elsewhere in this Form 10-K for further information on these impairment charges.
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
The Company’s ability to effectively monitor and respond to the rapid and ongoing developments and expectations relating to ESG matters, including related social expectations and concerns, have imposed (and may continue to impose) unexpected costs on the Company and/or may result in reputational or other harm to the Company that could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
There are rapid and ongoing developments and regulations and changing expectations relating to ESG matters and factors such as the impact of our operations on climate change, water and waste management, our practices relating to sustainability and product stewardship, product safety, access to health care and affordable drugs, management of business ethics and human capital development, which may result in increased regulatory, social, investor or other scrutiny on us. Examples of emerging regulations that may apply to us include: the EU’s Corporate Sustainability Reporting Directive and Corporate Sustainability Due Diligence Directive, Canada’s Fighting Against Forced Labour and Child Labour in Supply Chains Act, California’s Climate Corporate Data Accountability Act and Climate-Related Financial Risk Report regulations, and similar legislation in other countries, if and when they come into force. Several of these regimes impose significant disclosure requirements, accompanied by potentially significant monetary penalties for non-compliance. Moreover, if we are not able to adequately recognize and respond to such developments and governmental, investor and social expectations, including expectations of lenders, investors and other stakeholders relating to ESG matters, we may miss corporate opportunities for the Company, become subject to additional regulatory, social, investor or other scrutiny, incur unexpected costs or experience damage to the reputation of the Company or its various brands with governments, customers, employees, investors, third parties and the communities in which we operate, in each case that could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
•our responses to price competition;
•new legislation or other developments that would control or regulate the prices of drugs;
•protracted and wide-ranging trade conflicts, including between the United States, China, Canada, Mexico and other countries;
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
Item 1B.    Unresolved Staff Comments
None.

Item 1C.    Cybersecurity
Risk Management and Strategy
We have established a formal set of policies and procedures to identify, assess, manage and report on material risks derived from cybersecurity threats and vulnerabilities, codified in the Bausch Health Cybersecurity Program (the “Program”). The purpose of the Program is to deploy a comprehensive framework designed to reasonably protect our information assets, systems, and networks from potential threats; and enable a prompt response to cybersecurity events and, if necessary, recovery from cyber-attacks using a combination of risk management and cybersecurity frameworks.
The Program is based on the National Institute of Standards and Technology Cybersecurity Framework (“CSF”) version 2.0. The CSF offers a framework for cybersecurity management, including program governance, asset and risk identification, systems protection, threat detection, and incident response and recovery. In particular, our cybersecurity strategy, as set forth in the Program, uses the CSF to address security safeguards across six dimensions of information security (Govern, Identification, Protection, Detection, Response, and Recovery). The Program guides the execution of our cybersecurity responsibilities for our digital infrastructure, including network security, endpoint security, data protection, incident response, awareness and training, compliance, and risk management.
The policies and procedures established pursuant to the Program include:
•Govern – Identify cybersecurity priorities and related outcomes as a component of the Company’s strategic planning processes.
•Identification – Identify and manage cybersecurity risk to systems, assets, data, people, and capabilities using measures such as asset management and assessment of suppliers and third-party partners, including using audits and testing.
•Protection – Implementation of safeguards designed to ensure delivery of critical infrastructure services, including identity management and access control, security training, and use of protective technologies.
•Detection – Detection of the occurrence of anomalies and cybersecurity events through logging, monitoring and communicating to appropriate personnel.
•Response – Establishing appropriate responses when cybersecurity events are detected, including response planning and leveraging communications channels.
•Recovery – Restore any capabilities or services that were impaired as a result of a cybersecurity incident, by executing documented recovery plans.
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
Impact of cybersecurity risks on business strategy, results of operations or financial condition
While as of the date of this Form 10-K, there have been no cybersecurity incidents that have materially affected, or are likely to materially affect the Company’s business strategy, results of operations or financial condition, we have experienced cybersecurity incidents from time to time, and any future incidents have the potential to have a material adverse effect on our business strategy, results of operations and/or financial condition. Please refer to “Risk Factors— Risks Relating to Information Technology—We have become increasingly dependent on information technology systems and infrastructure and any breakdown, interruption, breach or other compromise of our or our third-party service providers’ information technology systems could compromise sensitive information related to our business or prevent us from accessing critical information and subject us to liability or interrupt the operation of our business, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.” under Item 1A. of this Form 10-K for additional description of cybersecurity risks and potential related impacts on our Company.

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
Item 2.    Properties
We own and lease a number of properties. Our headquarters and one of our manufacturing facilities are located in Laval, Quebec. We own several manufacturing facilities throughout the U.S. We also own or have an interest in manufacturing plants or other properties outside the U.S., including in Canada, Mexico, and certain countries in Europe, Asia and South America.
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

We believe that we have sufficient facilities to conduct our operations. Our facilities in aggregate are approximately 10 million square feet and include, among others, the following principal properties:

Bausch Health Location	Purpose	Owned or Leased	Approximate Square Footage
Laval, Quebec, Canada	Corporate headquarters, R&D, manufacturing and warehouse facility	Owned	338,000
Bridgewater, New Jersey(1)	Administration shared with Bausch + Lomb	Leased	310,000
San Juan del Rio, Mexico	Offices and manufacturing facility	Owned	853,000
Jelenia Gora, Poland	Offices, R&D, manufacturing and warehouse facility	Owned	521,000
Rzeszow, Poland	Offices, R&D, manufacturing and warehouse facility	Owned	380,000
Steinbach, Canada	Offices, manufacturing and warehouse facility	Owned	241,000

Bausch + Lomb Location	Purpose	Owned or Leased	Approximate Square Footage
Vaughan, Ontario, Canada	Corporate headquarters and distribution facility	Leased	66,000
Bridgewater, New Jersey	Administration shared with Bausch Health	Leased	310,000
Rochester, New York	Offices, R&D and manufacturing facility	Owned	953,000
Waterford, Ireland	R&D and manufacturing facility	Owned	500,000
Woodruff, South Carolina	Distribution facility	Leased	432,000
Jinan, China	Offices and manufacturing facility	Owned	418,000
Berlin, Germany	R&D, manufacturing, distribution and office facility	Owned	339,000
Greenville, South Carolina	Manufacturing facility	Owned	314,000
Lynchburg, Virginia	Offices and distribution facility	Owned	224,000
Aubenas, France	Offices, manufacturing and warehouse facility	Owned	193,000
Tampa, Florida	R&D and manufacturing facility	Owned	171,000
St. Louis, Missouri	Offices, R&D and manufacturing facility	Owned	140,000
Macherio, Italy	Offices, manufacturing and warehouse facility	Owned	119,000
Clearwater, Florida	R&D and manufacturing facility	Owned	102,000
Beijing, China	Manufacturing facility	Owned	97,000
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
Holders
The approximate number of holders of record of our common shares as of February 14, 2025 was 1,750.

Performance Graph
The following performance graph compares the cumulative total return on a $100 investment on December 31, 2019, assuming reinvestment of all dividends, in: (i) our common shares, (ii) the S&P 500 Index, (iii) the S&P/TSX Composite Index and (iv) the NASDAQ Biotechnology Index.
Five Year Performance - Cumulative total return on a $100 investment on December 31, 2019

	As of December 31,
	2019	2020	2021	2022	2023	2024
Bausch Health Companies Inc.	$100	$70	$92	$21	$27	$27
S&P 500	$100	$118	$152	$125	$158	$197
S&P/TSX Composite	$100	$106	$132	$124	$139	$139
NASDAQ Biotechnology	$100	$126	$126	$114	$119	$118
Dividends
No dividends were declared or paid in 2024, 2023 or 2022. While our Board of Directors will review our dividend policy periodically, we currently do not intend to pay any cash dividends in the foreseeable future. In addition, our 2022 Amended Credit Agreement and indentures include restrictions on the payment of dividends. See Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements for further details regarding these restrictions.
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
Taxation
Canadian Federal Income Taxation
The following discussion is a summary of the principal Canadian federal income tax considerations generally applicable to a holder of our common shares who, at all relevant times, for purposes of the Income Tax Act (Canada) and the Income Tax Regulations (collectively, the “Canadian Tax Act”) deals at arm’s-length with, and is not affiliated with, our Company, beneficially owns its common shares as capital property, does not use or hold and is not deemed to use or hold such common shares in carrying on a business in Canada and who, at all relevant times, for purposes of the application of the Canadian Tax Act and the Canada-U.S. Income Tax Convention (1980, as amended) (the “U.S. Treaty”), is resident in the U.S., is not, and is not deemed to be, resident in Canada and is eligible for all of the benefits under the U.S. Treaty (a “U.S. Holder”). Special rules, which are not discussed in the summary, may apply to a non-resident holder that is an insurer that carries on an insurance business in Canada and elsewhere or that is an “authorized foreign bank” as defined in the Canadian Tax Act.
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
As long as the common shares are then listed on a “designated stock exchange”, which currently includes the NYSE and TSX, the common shares generally will not constitute taxable Canadian property of a U.S. Holder, unless, at any time during the 60-month period preceding the disposition: (a) 25% or more of the issued shares of any class or series of the capital stock of the Company were owned by one or any combination of: (i) the U.S. Holder, (ii) persons not dealing at arm’s length with such U.S. Holder or (iii) partnerships in which the U.S. Holder or a person described in (ii) holds a membership interest directly or indirectly through one or more partnerships and (b) more than 50% of the fair market value of the common shares was derived directly or indirectly, from one or any combination of: (i) real or immovable property situated in Canada, (ii) “Canadian resource property” (as such term is defined in the Canadian Tax Act), (iii) “timber resource property” (as such term is defined in the Canadian Tax Act) or (iv) options in respect of, or interests in, or for civil law rights in, any such properties whether or not the property exists. A U.S. Holder’s common shares can also be deemed to be taxable Canadian property in certain circumstances set out in the Tax Act.
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
Securities Authorized for Issuance under Equity Compensation Plans
Information required under this Item will be included in our definitive proxy statement for the 2025 Annual Meeting of Shareholders expected to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K (the “2025 Proxy Statement”), and such required information is incorporated herein by reference.
Purchases of Equity Securities by the Company and Affiliated Purchases
There were no purchases of equity securities by the Company during the fourth quarter of the year ended December 31, 2024.
Item 6.    Reserved

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through February 19, 2025 and should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion. Additional company information, including this Form 10-K, is available on SEDAR+ at www.sedarplus.ca and on the U.S. Securities and Exchange Commission (the “SEC”) website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted.
OVERVIEW
Bausch Health Companies Inc. (“we”, “us”, “our”, the “Company” or “Bausch Health”) is a global, diversified specialty pharmaceutical and medical device company that develops, manufactures and markets, primarily in the therapeutic areas of gastroenterology (“GI”), hepatology, neurology and dermatology, a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products and aesthetic medical devices and, through our approximately 88% ownership of Bausch + Lomb Corporation (“Bausch + Lomb” or “B+L”), branded, and branded generic pharmaceuticals, OTC products and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment) in the therapeutic areas of eye health. The Company’s products are marketed directly or indirectly in approximately 90 countries.
We generated revenues for 2024, 2023 and 2022, of $9,625 million, $8,757 million and $8,124 million, respectively. Our portfolio of products falls into five reportable segments: (i) Salix, (ii) International, (iii) Solta Medical, (iv) Diversified and (v) Bausch + Lomb. The following is a brief description of the Company’s segments:
•The Salix segment consists of sales in the U.S. of GI products. Sales of the Xifaxan® product line currently represent approximately 85% of the Salix segment revenues.
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
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, we announced our plan to separate our eye health business consisting of our Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals businesses into an independent publicly traded entity, Bausch + Lomb, from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). On May 5, 2022, the registration statement related to the initial public offering of Bausch +Lomb (the “B+L IPO”) was declared effective, and Bausch + Lomb’s common stock began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO” on May 6, 2022. Prior to the effectiveness of the registration statement, B+L was an indirect wholly-owned subsidiary of Bausch Health. On May 10, 2022, a wholly owned subsidiary of Bausch Health sold 35,000,000 common shares of Bausch + Lomb pursuant to the B+L IPO. Upon the closing of the B+L IPO and after giving effect to the subsequent partial exercise of the over-allotment option by the underwriters, Bausch Health indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 88% of B+L’s outstanding common shares as of February 12, 2025.

We continue to believe that the B+L Separation, which may include the transfer of all or a portion of our remaining direct or indirect equity interest in Bausch + Lomb to our shareholders, the monetization of all or a portion of our ownership interest in Bausch + Lomb, or a combination thereof, makes strategic sense. The completion of the B+L Separation is subject to the achievement of targeted debt leverage ratios and the receipt of any applicable shareholder and other necessary approvals. We continue to evaluate all relevant factors and considerations related to the B+L Separation, including the Xifaxan® Generics Litigation (see “Xifaxan® Paragraph IV Proceedings” of Note 20, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements) on the B+L Separation.
The B+L Separation, if consummated, will result in two separate, independent companies:
•Bausch Health excluding Bausch + Lomb - a diversified pharmaceutical company with leading positions in gastroenterology, hepatology, dermatology, neurology and international pharmaceuticals, and aesthetic medical devices. The remaining pharmaceutical entity will comprise a diversified portfolio of our brands across the Salix, International, neurology, medical dermatology and generics, and aesthetic medical devices businesses; and
•Bausch + Lomb - a fully integrated eye health company built on the iconic Bausch + Lomb brand and its long history of innovation.
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
To position ourselves to unlock the value we see in our individual businesses, we have sought to right-size our portfolio of assets and provide financial flexibility. In line with this focus on our core businesses, we have: (i) made progress in effectively managing our capital structure, including taking actions to reduce the principal balances of our long-term debt, (ii) directed capital allocation to drive growth within these core businesses, (iii) increased our efforts to improve patient access, (iv) divested assets to improve our capital structure and simplify our business and (v) continued to invest in sustainable growth drivers to position us for long-term growth.
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

Maturities and mandatory payments of our principal balances of debt obligations as of December 31, 2024 were as follows:

(in millions)	2025	2026	2027	2028	2029	2030	Thereafter	Total
Total debt obligations	$2,380	$767	$6,963	$7,168	$1,609	$1,130	$463	$20,480
See Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements and “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt” below for additional discussion of these matters. Cash requirements for future debt repayments including interest can be found in “— Liquidity and Capital Resources — Off-Balance Sheet Arrangements and Contractual Obligations.”
Managing Our Capital Structure in 2024
Repurchases and Retirement of Senior Unsecured Notes in 2024
During January 2024 and May 2024, through a series of transactions we repurchased and retired outstanding senior unsecured notes with an aggregate par value of $555 million for approximately $530 million using cash on hand.
B+L Incremental Term Loan B Facility
On November 1, 2024, Bausch + Lomb entered into an additional incremental term loan facility secured on a pari passu basis with its existing term loan facility maturing in May 2027 (the “B+L May 2027 Term Loan B Facility”). This incremental term loan facility was entered into in the form of an incremental amendment (the “November 2024 Credit Facility Amendment”) to Bausch + Lomb’s existing Credit Agreement (such Credit Agreement, as previously amended and as amended by the November 2024 Credit Facility Amendment, the “B+L Second Amended Credit Agreement”) and consisted of borrowing $400 million of new term loans with a maturity of May 2027 (the “B+L May 2027 Incremental Term Loan B Facility”).
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
As of December 31, 2024, there were $300 million in outstanding borrowings under the AR Credit Facility.
Managing Our Capital Structure in 2022
During 2022, we improved our capital structure and reduced the aggregate principal amount of our debt obligations by approximately $3,800 million, as we: (i) utilized the net proceeds from the B+L IPO which closed on May 10, 2022, to make repayments of debt, (ii) reduced our debt through open market repurchases of debt with a principal value of approximately $927 million for approximately $550 million, (iii) extended the maturities of our debt through refinancing and (iv) completed an exchange offer which reduced the outstanding principal balance of our debt by $2,469 million by exchanging $5,594 million of aggregate principal value of existing unsecured senior notes (the “Existing Unsecured Senior Notes”) for newly issued secured notes with an aggregate principal balance of $3,125 million (the “2022 Exchange”).

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
The (i) repayment of the June 2025 Term Loan B Facility, November 2025 Term Loan B Facility and 2023 Revolving Credit Facility and (ii) redemption of the April 2025 Senior Unsecured notes were accounted for as an extinguishment of debt and the Company incurred a loss on extinguishment of debt of $64 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value. As a result of these transactions and the open market repurchases, the Company realized a net gain on early extinguishment of $113 million.
September 2022 Exchange - As discussed in further detail below under “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”, we made the strategic decision based on the fair value of our Senior Unsecured Notes to undertake the 2022 Exchange in September 2022. We exchanged certain validly tendered existing senior unsecured notes, with an aggregate outstanding principal balance of approximately $5,594 million with maturities of 2025 through 2031 for newly issued senior secured notes, with an aggregate principal balance of approximately $3,125 million with maturities of 2028 and 2030. After fees and expenses, the 2022 Exchange reduced the principal balances of our outstanding debt obligations by $2,469 million and extended the maturities of approximately $2,400 million of principal balances coming due during the years 2025 through 2027 to the years 2028 and 2030.
The secured notes issued in the 2022 Exchange consist of: (i) $1,774 million in aggregate principal amount of new 11.00% First Lien Secured Notes due 2028 (the “11.00% First Lien Secured Notes”) issued by the Company, (ii) $352 million in aggregate principal amount of new 14.00% Second Lien Secured Notes due 2030 (the “14.00% Second Lien Secured Notes”, and, together with the 11.00% First Lien Secured Notes, the “New BHC Secured Notes”) issued by the Company and (iii) $999 million in aggregate principal amount of new 9.00% Senior Secured Notes due 2028 (the “9.00% Intermediate Holdco Secured Notes”, and, together with the New BHC Secured Notes, the “2022 Secured Notes”) issued by 1375209 B.C. Ltd. (“Intermediate Holdco”), an existing wholly-owned unrestricted subsidiary of the Company that held 38.3% of the issued and outstanding common shares of Bausch + Lomb as of December 31, 2024.
See Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements and “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt” below for additional discussion of these matters. Cash requirements for future debt repayments including interest can be found in “— Liquidity and Capital Resources — Off-Balance Sheet Arrangements and Contractual Obligations.”
Continue to Manage our Capital Structure
We continue to evaluate other opportunities to simplify our business and improve our capital structure, giving us the ability to better focus on our core businesses. The Company regularly evaluates market conditions, its liquidity profile and various financing alternatives for opportunities to enhance its capital structure. If the Company determines that conditions are favorable, the Company may refinance or repurchase existing debt or issue additional debt, equity or equity-linked securities.
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
Our internal R&D organization focuses on the development of products through clinical trials. As of December 31, 2024, approximately 1,500 dedicated R&D and quality assurance employees in 24 R&D facilities were involved in our R&D efforts internally.
Currently, we have approximately 75 projects in our global pipeline. Certain core internal R&D projects that have received a significant portion of our R&D investment in current and prior periods are listed below.
Gastrointestinal
•Rifaximin - Two global Phase 3 studies for the use of an SSD formulation of rifaximin for the delay of first occurrence of OHE in patients with early decompensation in liver cirrhosis are ongoing. Enrollment of one of two global Phase 3 trials was completed as of December 31, 2023 and enrollment of the second trial was completed in April 2024.
•Amiselimod (S1P modulator) - A Phase 2 study to evaluate Amiselimod (S1P modulator) for the treatment of mild to moderate ulcerative colitis completed enrollment in July 2023 and the induction portion of the study was completed in the fourth quarter of 2023. In the topline results, Amiselimod met the primary and key secondary endpoints including clinical and endoscopic measures in the double-blind induction period of the study; the open-label extension up to 52 weeks is currently ongoing. In April 2024, we met with the FDA for an end of Phase 2 meeting. During the fourth quarter of 2024, we also met with the EU’s European Medicines Agency and Japan’s Pharmaceuticals and Medical Devices Agency. All regulatory feedback is currently under review.
Solta Medical
•Clear + Brilliant® Touch - Next generation Clear + Brilliant® laser is designed to deliver a customized and more comprehensive treatment protocol by providing patients of all ages and skin types the benefits of two wavelengths. Approval has been received in the United States, Australia, New Zealand, Philippines, Thailand, Taiwan, Malaysia and Singapore.
•Fraxel® - Next Generation Fraxel® is a fractionated laser device for skin resurfacing. We received FDA clearance in August 2024 and U.S. commercial launch is expected in 2025
Dermatology
•CABTREO® Topical Gel - The first and only FDA-approved fixed-dose, triple-combination topical treatment for acne. CABTREO® Topical Gel was launched in the U.S. in the first quarter of 2024 and was launched in Canada in October 2024.

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
•Lumify® (brimonidine tartrate ophthalmic solution, 0.025%) - An OTC eye drop developed as an ocular redness reliever. To date, Bausch + Lomb has launched and acquired the right to launch Lumify® in various countries. A new line extension formulation, Lumify® Preservative Free, for which the NDA was approved by the FDA in April 2024, began launching in the first quarter of 2025.
•BlinkTM NutriTears® - During June 2024, Bausch + Lomb expanded its OTC dry eye portfolio with the launch of BlinkTM NutriTears®, a clinically proven OTC supplement that targets the key root causes of dry eyes, promotes healthy tear production and provides noticeable relief of eye dryness symptoms.
•MIEBO® (perfluorohexyloctane ophthalmic solution) (formerly known as NOV03) – In December 2019, Bausch + Lomb acquired an exclusive license from Novaliq GmbH for the commercialization and development in the U.S. and Canada of MIEBO® for the treatment of the signs and symptoms of DED. MIEBO® launched in the U.S. in September 2023 and was approved in Canada in September 2024. MIEBO® is the first and only FDA-approved treatment for DED that directly targets tear evaporation and the addition of MIEBO® will help build upon the strong portfolio of integrated eye health products.
•Bausch + Lomb is expanding its portfolio of premium IOL’s built on the enVista® platform with enVista Aspire® (Monofocal Plus), enVista EnvyTM Trifocal and enVista BeyondTM (extended depth of focus (“EDOF”) optical designs with two options: non-Toric and Toric for astigmatism patients. enVista Aspire® monofocal and toric IOLs with Intermediate Optimized optics were launched in the U.S. during October 2023 and in Europe in January 2025 and Bausch + Lomb anticipates launching in Canada in 2025. enVista EnvyTM launched in Canada in June 2024 and the U.S. launch is in process after receiving FDA approval in October 2024. Bausch + Lomb anticipates launching enVista EnvyTM in Europe in 2025 and enVista BeyondTM in the U.S. in 2026.
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
In January 2025, Bausch + Lomb acquired Whitecap Biosciences LLC, (“Whitecap Biosciences”). Whitecap Biosciences is currently developing two innovative therapies for potential use in glaucoma and geographic atrophy. This acquisition is expected to expand Bausch + Lomb’s clinical-stage pipeline.
In December 2024, Bausch + Lomb acquired Elios Vision, Inc. (“Elios Vision”). Elios Vision, a privately held company, is the developer of the ELIOS® procedure, the first clinically validated, minimally invasive glaucoma surgery procedure using an excimer laser. This acquisition is expected to bolster Bausch + Lomb’s glaucoma treatment portfolio.
In July 2024, Bausch + Lomb acquired TearLab Corporation, d/b/a Trukera Medical (“Trukera Medical”) a U.S.-based privately held ophthalmic medical diagnostic company. Trukera Medical commercializes ScoutPro®, a point-of-care portable device for precisely measuring osmolarity, the salt content of a person’s tears. This acquisition is expected to expand Bausch + Lomb’s presence in the DED market.
In September 2023, Bausch + Lomb acquired XIIDRA®, the first and only non-steroid eye drop specifically approved to treat the signs and symptoms of dry eye disease focusing on inflammation associated with dry eye, and certain other ophthalmology assets from Novartis Pharma AG and Novartis Finance Corporation (together with Novartis Pharma AG, “Novartis”) (the “XIIDRA Acquisition”). The XIIDRA Acquisition complements and has enabled the expansion of Bausch + Lomb’s dry eye franchise.
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
In January 2023, Bausch + Lomb acquired AcuFocus, Inc. (“AcuFocus”), an ophthalmic medical device company that has delivered breakthrough small aperture intraocular technology to address the diverse unmet needs in eye care. The IC-8® Apthera™ IOL, which was approved by the FDA in July 2022 as the first and only small aperture non-toric EDOF IOL for certain cataract patients who have as much as 1.5 diopters of corneal astigmatism and wish to address presbyopia at the same time. Bausch + Lomb believes the IC-8® Apthera™ IOL will bolster its surgical portfolio by enhancing the IOL offerings, which is a strategic area of focus for Bausch + Lomb.
In December 2022, Bausch + Lomb acquired Total Titanium Inc., an ophthalmic microsurgical instrument and machined parts manufacturing company. Bausch + Lomb believes that this acquisition was an important step in continuing to expand the surgical portfolio as it provides the opportunity to increase its manufacturing capacity and more specifically bolster its position in the ophthalmic microsurgical instrumentation market.
In November 2022, Bausch + Lomb acquired Paragon BioTeck, Inc. (“Paragon BioTeck”), an eye-care focused drug development company, having a primary emphasis on the early detection of ocular diseases. This acquisition allows Bausch + Lomb to maximize the revenues and margins associated with Paragon BioTeck’s products, for which it previously had commercialization rights.
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
Bausch Health Patient Assistance Program - We are committed to supporting patients through our Patient Assistance Program which offers free medication for patients who meet income and other eligibility criteria. If approved, patients receive their Bausch Health prescription product(s) at no cost to them for up to two years, and may be able to reapply to the program annually if they continue to meet eligibility requirements and have a valid prescription.
Cash-pay Prescription Program - The cash-pay or Point of Sale program was adopted to address the affordability and availability of certain branded dermatology products when insurers and pharmacy benefit managers are no longer offering those branded prescription pharmaceutical products under their designated pharmacy benefit offerings. This program is currently limited to a select group of our brands and offered through different fulfillment platforms which allows for patients to choose telemedicine, direct delivery to their home or to use a pharmacy of their choice. This program is designed to connect patients with dermatologists and provide patients both a predictable customer experience and a predictable cost for their dermatology health care needs.
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
Salix - We believe in our GI product portfolio and we have implemented initiatives, including increasing our marketing investment in Xifaxan®, to further capitalize on the value of the infrastructure we have built around these products to extend our market share. We have continued our investment in Xifaxan® DTC advertising and new sales force capabilities. Additionally, our rifaximin SSD formulation is under development for the delay of first occurrence of OHE and other complications in patients with early decompensation in liver cirrhosis. The drug candidate is administered orally, and is a next-generation rifaximin formulation that acts by targeting the beta-subunit of bacterial DNA-dependent RNA polymerase. We are also investing in developing our Amiselimod (S1P modulator) for the treatment of moderate to severe ulcerative colitis.
International - Our International product portfolio includes certain recently launched products such as Ryaltris® for moderate to severe seasonal allergic rhinitis and CABTREO® Topical Gel, a triple-combination topical treatment for acne that launched in Canada in October 2024. To address these and other opportunities we continue to invest in the training and expansion of our sales and marketing teams.
Solta Medical - More than 75% of our Solta Medical business revenue has historically come from consumables, which we believe results in a durable business model. We continue to invest in expanding our presence in key markets, including broadening the reach of our DTC campaigns in the U.S., the expansion of Thermage® FLX which was approved by China’s National Medical Products Administration as a medical device in January 2024, and the strengthening of our sales force in the U.S. and Europe. We received FDA approval of Next Generation Fraxel® in 2024 and U.S. commercial launch is expected during 2025.
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
Russia-Ukraine War
In February 2022, Russia invaded Ukraine. As military activity and sanctions against Russia and specific areas of Ukraine have continued, the war has continued to affect economic and global financial markets and placed further pressure on ongoing economic challenges, including issues such as inflation and global supply-chain disruption.
The U.S., Canada, the EU and other jurisdictions have imposed sanctions and export controls against Russia in response to the ongoing war. These impacts may include but are not limited to: (i) interruptions or stoppage of production, (ii) damage or loss of inventories, (iii) supply-chain and product distribution disruptions in Eastern Europe, (iv) volatility in commodity prices and currencies, (v) disruption in banking systems and capital markets, (vi) reductions in sales and earnings of business in affected areas, (vii) increased costs and (viii) cyberattacks.
To date, the challenges associated with the Russia-Ukraine War and ongoing sanctions have not had a material impact on our operations; although, as noted above, we continue to review recent EU sanctions and are still assessing their impact on our operations.
Our revenues attributable to Russia, Ukraine and Belarus for 2024, 2023 and 2022 were approximately 2% of our total revenues each year. In addition, we do not have any research or manufacturing facilities in Russia, Ukraine or Belarus. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on our business.

Middle East Regional Conflict
The conflict between Israel and Hamas began during October 2023 and has since expanded to include other countries and militant groups and, despite a recently announced ceasefire between Israel and Hamas (which took effect on January 19, 2025), may continue to negatively impact the region. Our revenues attributable to the impacted regions for 2024, 2023 and 2022 were inconsequential. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on our business.
For a further discussion of these and other risks relating to our international business, see Item 1A. “Risk Factors” of this Form 10-K.
Global Minimum Corporate Tax
On October 8, 2021, the Organisation for Economic Co-operation and Development (“OECD”) published a statement that outlined the key components of a two-pillar plan to address the tax challenges arising from the digitalisation of the economy. The statement was agreed by the OECD/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) which now includes 145 member jurisdictions. The timetable for implementation of the two-pillar plan was initially proposed for 2023, then extended to 2024 and, with respect to certain components of the plan, 2025. Under the pillar one proposals, a portion of the residual profits of multinational enterprise (“MNE”) groups with global turnover above €20 billion and a profit margin above 10% will be allocated to market jurisdictions where such allocated profits would be taxed. Under pillar two proposals, a global minimum corporate tax rate of 15% will apply to undertaxed profits of MNE groups with consolidated revenue of at least €750 million. On December 20, 2021, the OECD released model rules on the global minimum tax under pillar two, followed by the OECD’S commentaries, examples, three sets of administrative guidance and certain other documents relating to the operation and application of the model rules. Many members of the Inclusive Framework have either introduced or announced their intention to introduce certain components of the global minimum tax in line with the model rules for fiscal years beginning on or after December 31, 2023. In particular, on December 15, 2022, the Council of the European Union adopted a directive to require the implementation of the pillar two rules by EU member states, with certain elements becoming effective for fiscal years beginning on or after December 31, 2023. On August 4, 2023, Canada released draft legislation to enact certain components of the pillar two proposals into Canadian law as the Global Minimum Tax Act (“GMTA”) which was enacted on June 20, 2024. The GMTA is generally aligned with the model rules proposed by the OECD and is effective for fiscal years beginning on or after December 31, 2023. The United States did not announce plans to enact the tax measures under the two-pillar plan. On February 1, 2023, the US Financial Accounting Standards Board indicated that they believe the minimum tax imposed under pillar two by other jurisdictions is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. The OECD has published model rules and other guidance with respect to pillar two, which are generally consistent with the agreement reached by the Inclusive Framework in October 2021. On February 1, 2023, the Inclusive Framework released a package of technical and administrative guidance on the implementation of pillar two, including the scope of companies that will be subject to the Global Anti-Base Erosion Rules, transition rules, and guidance on domestic minimum taxes that countries may choose to adopt, among other topics. On December 18, 2023, the OECD announced plans to release additional guidance on model rules and to start the peer review process in 2024. On June 17, 2024 and January 15, 2025, the OECD published further administrative guidance to clarify the operation of the model rules. Many jurisdictions in which the Company operates have adopted the global minimum tax provision of the OECD pillar two effective for tax years beginning in January 2024. On January 20, 2025, U.S. President Trump signed an executive order stating that the Global Tax Deal, including the OECD two-pillar plan, has no force and effect in the US. It further provides for the U.S. Treasury Secretary to develop options for responding to foreign countries’ tax rules that are extraterritorial in nature or that could disproportionately impact US companies, with findings and recommendations to be delivered to the President.
We have included the estimated impact of the Inclusive Framework, as currently adopted, in our tax provision beginning in 2024. While the estimated impact is not material, it is possible that the further implementation of the Inclusive Framework could have a material effect on our liability for corporate taxes or our consolidated tax rate in the future.
Health Care Reform
The U.S. federal and state governments continue to propose and pass legislation designed to regulate the health care industry. Many of these changes focus on health care cost containment, which result in pricing pressures relating to the sales and reimbursements of health care products.
In August 2022, the IRA was signed into law, which among other matters made significant changes to how drugs are covered and paid for under the Medicare program, including imposing financial penalties if drug prices are increased at a rate faster than inflation, redesigning Medicare Part D benefits to shift a greater portion of the costs to manufacturers and allowing the U.S. government to set prices for certain drugs in Medicare. The IRA also provides for (i) the U.S. government to set or “negotiate” prices for select high-cost Medicare Part D (beginning in 2026) and Medicare Part B drugs (beginning in 2028) that are more than nine years (for small-molecule drugs) or 13 years (for biological products) from their initial FDA approval, (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices increase faster than inflation beginning in 2022 for Medicare Part D and 2023 for Medicare Part B drugs and (iii) Medicare Part D redesign which replaces the current Part D Coverage Gap Discount Program and establishes a $2,000 cap for out-of-pocket limits costs for Medicare beneficiaries beginning in 2025, with manufacturers being responsible for 10% of costs up to the $2,000 cap and 20% after that cap is reached. In January 2025, the CMS selected Xifaxan® 550 mg tablets as one of the medicines for the second round of negotiation of the drug price negotiation program as part of the IRA with an initial price applicability in 2027. It is possible that other of our products could be selected in future years. These negotiations could, among other things, accelerate revenue erosion prior to the expiration of intellectual property protections. The effect of reducing prices and reimbursement for certain of our products could significantly impact our business and consolidated results of operations.
In addition, a number of U.S. states have implemented IRA-like price controls on pharmaceutical manufacturers. All state Medicaid programs have implemented voluntary supplemental drug rebate programs that may provide states with additional manufacturer rebates in exchange for preferred status on a state’s formulary or for patient populations that are not included in the traditional Medicaid drug benefit coverage. In addition, certain U.S. states have passed legislation intended to impact pricing or requiring manufacturers to report price increases to states, including certain states also allowing for drug affordability (i.e. price control) review boards. It is expected that state legislatures will continue to focus on drug pricing in 2025 and beyond and that similar bills will be passed in more states. These proposals create new authorities for state regulatory bodies to limit reimbursement for certain drugs and such efforts may expand to additional states.
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
2026 through 2028 LOE Branded Products - Based on current patent expiration dates, settlement agreements and/or competitive information, we have identified branded products that we believe could begin facing potential LOE and/or generic competition in the U.S. during the years 2026 through 2028. These products and year of expected LOE include, but are not limited to, Aplenzin® (2026), Bryhali® (2026), Relistor® Subcutaneous (2028) and Xifaxan® (2028) in the U.S. and Jublia® (2028) Canada. These dates may change based on, among other things, challenges to our patents, settlement of existing or future patent litigation and at-risk generic launches. We believe the entry into the market of generic competition generally would have an adverse impact on the volume and/or pricing of the affected products, however we are unable to predict the magnitude or timing of this impact.
In addition, for a number of our products (including Xifaxan® 550 mg, Trulance® and Lumify® in the U.S), we have commenced (or anticipate commencing) and have (or may have) ongoing infringement proceedings against potential generic competitors in the U.S. If we are not successful in these proceedings, we may face increased generic competition for these products.
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
See Item 1A. “Risk Factors” of this Form 10-K for additional information on our competition risks.

FINANCIAL PERFORMANCE HIGHLIGHTS
The following table provides financial performance highlights for each of the last three years:

	Years Ended December 31,			Change
(in millions, except per share data)	2024	2023	2022	2023 to 2024	2022 to 2023
Revenues	$9,625	$8,757	$8,124	$868	$633
Operating income	$1,546	$963	$454	$583	$509
Income (loss) before income taxes	$167	$(390)	$(129)	$557	$(261)
Net loss	$(72)	$(611)	$(212)	$539	$(399)
Net loss attributable to Bausch Health Companies Inc.	$(46)	$(592)	$(225)	$546	$(367)
Loss per share attributable to Bausch Health Companies Inc.
Basic and Diluted	$(0.13)	$(1.62)	$(0.62)	$1.49	$(1.00)
Financial Performance
Summary of 2024 Compared with 2023
Revenues for 2024 and 2023 were $9,625 million and $8,757 million, respectively, an increase of $868 million, or 10%. The increase is attributable to growth across all our segments driven by: (i) higher volumes, (ii) incremental sales attributable to acquisitions and (iii) improved net realized pricing, partially offset by: (i) the impact of divestitures and discontinuations and (ii) the unfavorable impact of foreign currencies.
Operating income was $1,546 million and $963 million for 2024 and 2023, respectively, and included non-cash charges for Depreciation and amortization of intangible assets of $1,267 million and $1,264 million, Asset impairments of $29 million and $54 million, Goodwill impairments of $0 and $493 million and Share-based compensation of $150 million and $132 million, respectively. The increase in our operating results of $583 million reflects, among other factors:
•an increase in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $645 million, primarily driven by the increase in revenues as previously discussed;
•an increase in Selling, general and administrative expenses of $379 million, primarily attributable to higher selling, advertising and promotion expenses and other expenses attributable to XIIDRA® and the launch of MIEBO®;
•a decrease in Goodwill impairments of $493 million, due to impairments to goodwill in 2023;
•a decrease in Asset impairments of $25 million, due to higher impairments in 2023, primarily attributable to the launch of a generic competitor to our Uceris® Foam product; and
•an increase in Other expense, net of $219 million, primarily attributable to: (i) adjustments to provisions for certain legal matters in 2024 and (ii) Acquired in-process research and development costs in 2024, partially offset by: (i) lower Acquisition-related contingent consideration in 2024 and (ii) lower Acquisition-related transaction costs in 2024.
Income before income taxes for 2024 was $167 million and Loss before income taxes 2023 was $390 million, an increase in our results of $557 million. The change is primarily attributable to the increase in our operating results of $583 million, as previously discussed.
Net loss attributable to Bausch Health for 2024 and 2023 was $46 million and $592 million, respectively, an increase in our results of $546 million, and is primarily attributable to a favorable change in our Net income before income taxes of $557 million, as previously discussed, and an unfavorable change in income taxes of $18 million.
Summary of 2023 Compared with 2022
Revenues for 2023 and 2022 were $8,757 million and $8,124 million, respectively, an increase of $633 million, or 8%. The increase was primarily driven by growth in the Bausch + Lomb, Salix, International and Solta Medical segments driven by: (i) higher volumes, (ii) improved net realized pricing and (iii) incremental sales attributable to acquisitions, partially offset by: (i) the unfavorable impact of foreign currencies, primarily in Europe and Asia, (ii) lower revenues in our Diversified segment and (iii) the impact of divestitures and discontinuations. The changes in our segment revenues and segment profits are discussed in further detail in the subsequent section titled “Reportable Segment Revenues and Profits”.

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
•an increase in Selling, general and administrative expenses of $292 million, primarily attributable to higher compensation and higher selling, advertising and promotion expenses, including for XIIDRA, and certain administrative expenses;
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
Loss before income taxes for 2023 and 2022 was $390 million and $129 million, respectively, an increase in our loss of $261 million. This increase is primarily attributable to: (i) a decrease in Gain on extinguishment of debt of $874 million and (ii) the unfavorable net change in Foreign exchange and other of $44 million, partially offset by: (i) the increase in our operating results of $509 million, as previously discussed, (ii) a decrease in Interest expense of $136 million and (iii) an increase in Interest income of $12 million. The decrease in interest expense is primarily due to the impact of the accounting treatment for a portion of interest payments on the 2022 Secured Notes, which reduced reported interest expense by $282 million relative to contractual interest cost. See Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements and the section below titled “LIQUIDITY AND CAPITAL RESOURCES - Liquidity and Debt” for further details on the accounting for the 2022 Exchange.
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

RESULTS OF OPERATIONS
Our results for the years 2024, 2023 and 2022 were as follows:

	Years Ended December 31,			Change
(in millions)	2024	2023	2022	2023 to 2024	2022 to 2023
Revenues
Product sales	$9,518	$8,663	$8,025	$855	$638
Other revenues	107	94	99	13	(5)
	9,625	8,757	8,124	868	633
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	2,729	2,519	2,316	210	203
Cost of other revenues	53	40	48	13	(8)
Selling, general and administrative	3,296	2,917	2,625	379	292
Research and development	616	604	529	12	75
Amortization of intangible assets	1,077	1,077	1,215	—	(138)
Goodwill impairments	—	493	824	(493)	(331)
Asset impairments	29	54	15	(25)	39
Restructuring, integration, separation and IPO costs	32	62	63	(30)	(1)
Other expense, net	247	28	35	219	(7)
	8,079	7,794	7,670	285	124
Operating income	1,546	963	454	583	509
Interest income	33	26	14	7	12
Interest expense	(1,388)	(1,328)	(1,464)	(60)	136
Gain on extinguishment of debt	23	1	875	22	(874)
Foreign exchange and other	(47)	(52)	(8)	5	(44)
Income (loss) before income taxes	167	(390)	(129)	557	(261)
Provision for income taxes	(239)	(221)	(83)	(18)	(138)
Net loss	(72)	(611)	(212)	539	(399)
Net loss (income) attributable to noncontrolling interest	26	19	(13)	7	32
Net loss attributable to Bausch Health Companies Inc.	$(46)	$(592)	$(225)	$546	$(367)
A detailed discussion of the year-over-year changes of the Company’s 2023 results compared with that of 2022 can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 22, 2024.
2024 Compared with 2023
Revenues
The Company’s revenues are primarily generated from product sales, principally in the therapeutic areas of GI, neurology, dermatology and eye health, that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetic medical devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue primarily in the areas of dermatology and topical medication. Contract service revenue is derived primarily from contract manufacturing for third parties and is not material. See Note 22, “SEGMENT INFORMATION” to our audited Consolidated Financial Statements for the disaggregation of revenue which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by the economic factors of each category of customer contracts.
Our revenues were $9,625 million and $8,757 million for 2024 and 2023, respectively, an increase of $868 million, or 10%. The increase was primarily due to: (i) an increase in volumes of $465 million, primarily attributable to our Bausch + Lomb, Solta Medical, Salix and International segments, partially offset by lower volumes in our Diversified segment, (ii) incremental sales attributable to B+L acquisitions of $293 million and (iii) an increase in net realized pricing of $257 million, attributable to our Diversified, Bausch + Lomb, Salix and International segments. The increases in our revenues were partially offset by: (i) the impact of divestitures and discontinuations of $77 million, attributable to our Salix, Diversified, International and Bausch + Lomb segments and (ii) the unfavorable impact of foreign currencies of $70 million, primarily impacting our Bausch + Lomb segment in Latin America and Asia.
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
Provisions recorded to reduce gross product sales to net product sales and revenues for 2024 and 2023 were as follows:

	Years Ended December 31,
	2024		2023
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$16,325	100.0%	$14,700	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	675	4.1%	619	4.2%
Returns	160	1.0%	146	1.0%
Rebates	3,744	22.9%	2,980	20.3%
Chargebacks	1,935	11.9%	2,050	13.9%
Distribution service fees	293	1.8%	242	1.6%
	6,807	41.7%	6,037	41.0%
Net product sales	$9,518	58.3%	$8,663	59.0%
Cash discounts and allowances, returns, rebates, chargebacks and distribution service fees as a percentage of gross product sales were 41.7% and 41.0% in 2024 and 2023, respectively, and includes:
•rebates as a percentage of gross product sales were higher primarily due to: (i) the 2023 acquisition of XIIDRA® and launch of MIEBO® by Bausch + Lomb, (ii) the launch of our Dermatology product CABTREO® and (iii) increases in rebates for certain branded products such as Trulance® and Xifaxan®, partially offset by lower rebates for certain products such as Wellbutrin®, Elidel®, Onexton®, Aplenzin® and Arazlo®. We estimate that a 1% change in our estimated rates used in determining the Medicaid rebate reserve would have impacted our pre-tax earnings by approximately $100 million for 2024 and;
•chargebacks as a percentage of gross product sales were lower primarily due to lower gross product sales of Glumetza® SLX and certain generic products such as Mestinon® AG. These decreases were partially offset by: (i)

increased gross product sales for certain products such as Xifaxan®, Cardizem® CD AG and Uceris® AG and (ii) higher chargeback rates for Wellbutrin®.
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
Cost of goods sold was $2,729 million and $2,519 million for 2024 and 2023, respectively, an increase of $210 million, or 8%. The increase was primarily driven by: (i) the increase in volumes, (ii) the cost of sales associated with acquisitions in 2023 and (iii) higher unfavorable manufacturing variances. These increases in Cost of goods sold were partially offset by the impact of charges related to the Injector Recall in 2023 as discussed below.
Cost of goods sold as a percentage of Product sales revenue was 28.7% and 29.1% for 2024 and 2023, respectively, a decrease of 0.4 percentage points.
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
Selling, General and Administrative Expenses
SG&A expenses primarily include: employee compensation associated with sales and marketing, finance, legal, information technology, human resources and other administrative functions; certain outside legal fees and consultancy costs; product promotion expenses; overhead and occupancy costs; depreciation of corporate facilities and equipment; and other general and administrative costs. The Company has incurred and expects to continue to incur, incremental costs with respect to the B+L Separation. These separation-related costs include, but are not limited to rebranding costs and costs associated with facility relocation and/or modification.
SG&A expenses were $3,296 million and $2,917 million for 2024 and 2023, respectively, an increase of $379 million, or 13%. The increase was primarily attributable to higher: (i) selling, advertising and promotion expenses primarily attributable to Bausch + Lomb’s acquisition of XIIDRA® and launch of MIEBO® and (ii) general and administrative expenses, including adjustments to estimated provisions for certain sales-based fees and higher compensation costs, partially offset by the favorable impact of foreign currencies.
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
R&D expenses were $616 million and $604 million for 2024 and 2023, respectively, an increase of $12 million, or 2%. R&D expenses as a percentage of Product sales were approximately 6% and 7% for 2024 and 2023, respectively.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 2 to 20 years. Management continually assesses the useful lives related to the Company’s long-lived assets to reflect the most current assumptions.
Amortization of intangible assets was $1,077 million in each of the years 2024 and 2023 as the incremental amortization attributable to the newly acquired intangible assets by Bausch + Lomb in 2023, was offset by the impact of fully amortized intangible assets no longer being amortized in 2024.
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
There were no impairments to goodwill during 2024. Goodwill impairments were $493 million during 2023 and were as follows:
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
Generics
The Generics reporting unit operates in the United States, where shifting market dynamics, including changes in payer demands, health care legislation, and other regulations are contributing to increasing pressure for the reduction of healthcare costs, through pricing of pharmaceutical products. The Generics reporting unit’s product portfolio is by its nature impacted by these changing market dynamics. As a result, the Company revised its long-term forecasts for the Generics reporting unit to reflect these developments and performed quantitative fair value testing for the reporting unit. Based on the quantitative fair value testing performed as of October 1, 2023, a $91 million impairment to the goodwill of the Generics reporting unit was recognized.
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
Asset impairments were $29 million and $54 million for 2024 and 2023, respectively, a decrease of $25 million. Asset impairments for 2024 were primarily related to lower forecasted sales for certain branded products, the discontinuance of certain product brands and certain fixed assets related to the Injector Recall. Asset impairments for 2023 includes: (i) $37 million related to the impairment to the intangible assets associated with our Uceris® Foam product as discussed below, (ii) impairments of $8 million, in aggregate, attributable to certain trade names no longer in use and (iii) impairments of $9 million, in aggregate related to the discontinuance of certain product lines.
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
Restructuring, integration and separation costs
Restructuring, integration and separation costs were $32 million and $62 million for 2024 and 2023, respectively, a decrease of $30 million.
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
Restructuring and integration costs were $29 million and $58 million for 2024 and 2023, respectively, a decrease of $29 million. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
Separation costs for 2024 and 2023 were not material. The extent and timing of future charges of these costs to complete the B+L Separation cannot be reasonably estimated at this time and could be material.
See Note 4, “RESTRUCTURING, INTEGRATION, SEPARATION AND IPO COSTS” to our audited Consolidated Financial Statements for further details regarding these actions.
Other expense, net
Other expense, net for 2024 and 2023 consists of the following:

(in millions)	2024	2023
Litigation and other matters	$220	$(53)
Acquired in-process research and development costs	18	—
Net gain on sale of assets	(10)	(3)
Acquisition-related contingent consideration	15	59
Acquisition-related transaction costs	4	24
Other, net	—	1
Other expense, net	$247	$28
For 2024, Litigation and other matters primarily relates to adjustments to provisions for certain legal matters. For 2023, Litigation and other matters is primarily related to insurance recoveries regarding certain litigation matters.
Acquired in-process research and development costs for 2024 are related to certain Bausch + Lomb acquisitions.
Acquisition-related contingent consideration for 2024 and 2023 reflects adjustments for changes in estimates in the timing and amounts of the expected future royalty and milestone payments and in 2024, includes other adjustments of $18 million related to certain branded products.
Acquisition-related transaction costs are related to transaction costs incurred in connection with certain Bausch + Lomb acquisitions.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization and write-off of debt discounts, premiums and debt issuance costs under our credit facilities and notes as well as the amortization of amounts excluded from the assessment of hedge effectiveness over the term of the Company’s cross-currency swaps.
Interest expense was $1,388 million and $1,328 million and included non-cash amortization and write-offs of debt discounts, premiums and debt issuance costs of $55 million and $65 million for 2024 and 2023, respectively. Interest expense increased $60 million, or 5%, in 2024 as compared to 2023, primarily due to the interest expense associated with B+L’s September 2028 Term Loan B Facility and the B+L October 2028 Secured Notes related to the acquisition of XIIDRA®.

The weighted average stated rate of interest as of December 31, 2024 and 2023 was 7.72% and 8.05%, respectively. Due to the accounting treatment for the 2022 Secured Notes, interest expense in the Company’s financial statements will not be representative of the weighted average stated rate of interest.
Gain on Extinguishment of Debt
Gain on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. Gain on extinguishment of debt was $23 million and $1 million in 2024 and 2023, respectively, and was attributable to repurchases of certain outstanding senior unsecured notes.
See Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other was a loss of $47 million and $52 million for 2024 and 2023, respectively, a favorable net change of $5 million.
Income Taxes
Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the temporary differences between the financial statement and income tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets for outside basis differences in investments in subsidiaries are only recognized if the difference will be realized in the foreseeable future. Provision for income taxes was $239 million and $221 million in 2024 and 2023, respectively, an unfavorable change of $18 million, primarily attributable to changes in our jurisdictional mix of earnings. In 2024, the Company’s valuation allowance increased $30 million primarily due to recognition of a capital loss in Canada and an increase for state tax losses expected to be unusable in the United States.
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
In 2024, our effective tax rate differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowances on entities for which no tax benefit of losses is recorded, (ii) changes in uncertain tax positions, (iii) the tax provision generated from our mix of earnings by jurisdiction, (iv) changes in the valuation allowance related to foreign tax credits and net operating losses and (v) changes in tax attributes.
In 2023, our effective tax rate differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowances on entities for which no tax benefit of losses is recorded, (ii) impairment to goodwill which is non-deductible under tax laws, (iii) changes in tax attributes, (iv) the tax provision generated from our mix of earnings by jurisdiction, (v) changes in uncertain tax positions and (vi) changes in the valuation allowance related to foreign tax credits and net operating losses.
We record a valuation allowance against our deferred tax assets to reduce their net carrying value to an amount that we believe is more likely than not to be realized. In determining our deferred tax asset valuation allowance, we estimate our ability to utilize future sources of income to realize the benefits of our temporary income tax differences including: (i) net operating loss carryforwards in each jurisdiction, primarily in Canada, the U.S. and Ireland, (ii) research and development tax credit carryforwards, (iii) scientific research and experimental development pool carryforwards and (iv) investment tax credit carryforwards. When we establish/increase or reduce/decrease the valuation allowance, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. Our valuation allowance against deferred tax assets as of December 31, 2024 and 2023 was $2,284 million and $2,254 million, respectively, an increase of $30 million, as discussed above.
See Note 17, “INCOME TAXES” to our audited Consolidated Financial Statements for further details.

Reportable Segment Revenues and Profits
Our portfolio of products falls into five reportable segments: (i) Salix, (ii) International, (iii) Solta Medical, (iv) Diversified and (v) Bausch + Lomb.
The following is a brief description of our segments:
•The Salix segment consists of sales in the U.S. of GI products. Sales of the Xifaxan® product line currently represent approximately 85% of the Salix segment revenues.
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
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Surgical and Pharmaceuticals products.
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, Asset impairments, Restructuring, integration, separation and IPO costs, and Other expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. See Note 22, “SEGMENT INFORMATION” to our audited Consolidated Financial Statements for a reconciliation of segment profit to Income (loss) before income taxes.
The following table presents segment revenues, segment revenues as a percentage of total revenues and the year over year changes in segment revenues for 2024 and 2023. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year-over-year changes in segment profits for 2024 and 2023.

	Years Ended December 31,				Change
	2024		2023		2023 to 2024
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenue
Salix	$2,333	24%	$2,250	26%	$83	4%
International	1,111	12%	1,071	12%	40	4%
Solta Medical	440	5%	347	4%	93	27%
Diversified	950	9%	943	11%	7	1%
Bausch + Lomb	4,791	50%	4,146	47%	645	16%
Total revenues	$9,625	100%	$8,757	100%	$868	10%

Segment Profits / Segment Profit Margins
Salix	$1,602	69%	$1,548	69%	$54	3%
International	376	34%	335	31%	41	12%
Solta Medical	213	48%	161	46%	52	32%
Diversified	626	66%	586	62%	40	7%
Bausch + Lomb	1,108	23%	980	24%	128	13%
Total	$3,925	41%	$3,610	41%	$315	9%
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
The following table presents a reconciliation of GAAP revenues to organic revenues (non-GAAP) and the year over year changes in organic revenue (Non-GAAP) for 2024 and 2023 by segment.

	Year ended December 31, 2024				Year ended December 31, 2023			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Acquisitions	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)								Amount	Pct.
Salix	$2,333	$—	$—	$2,333	$2,250	$(37)	$2,213	$120	5%
International	1,111	(6)	—	1,105	1,071	(11)	1,060	45	4%
Solta Medical	440	7	—	447	347	—	347	100	29%
Diversified	950	—	—	950	943	(21)	922	28	3%
Bausch + Lomb	4,791	69	(293)	4,567	4,146	(8)	4,138	429	10%
Total	$9,625	$70	$(293)	$9,402	$8,757	$(77)	$8,680	$722	8%
Salix Segment:
Salix Segment Revenue
The Salix segment includes the Xifaxan® product line, which accounted for approximately 85% and 80% of the Salix segment revenues for 2024 and 2023, respectively, and approximately 21% of the Company’s revenues for each of the years 2024 and 2023. No other single product group represents 10% or more of the Salix segment revenues. The Salix segment revenue was $2,333 million and $2,250 million for 2024 and 2023, respectively, an increase of $83 million, or 4%. The increase was primarily attributable to: (i) an increase in net realized pricing of $70 million and (ii) an increase in volumes of $50 million, partially offset by the impact of discontinuations of certain non-promoted products of $37 million.
Salix Segment Profit
The Salix segment profit was $1,602 million and $1,548 million for 2024 and 2023, respectively, an increase of $54 million, or 3%. The increase was primarily driven by higher contribution attributable to the increase in revenues as previously discussed, partially offset by an increase in general and administrative expenses.

International Segment:
International Segment Revenue
The International segment has a diversified product line with no single product group representing 10% or more of its product sales. The International segment revenue was $1,111 million and $1,071 million for 2024 and 2023, respectively, an increase of $40 million, or 4%. The increase was primarily attributable to: (i) an increase in net realized pricing of $24 million, (ii) an increase in volumes of $21 million and (iii) the favorable impact of foreign currencies of $6 million, partially offset by the impact of divestitures and discontinuations of $11 million.
International Segment Profit
The International segment profit for 2024 and 2023 was $376 million and $335 million, respectively, an increase of $41 million, or 12%. The increase was primarily due to: (i) higher contribution attributable to the increase in revenues as previously discussed, (ii) the impact of charges related to the Injector Recall in 2023 and (iii) a favorable change in year over year product mix, partially offset by an increase in SG&A expenses.
Solta Medical Segment:
Solta Medical Segment Revenue
The Solta Medical segment includes the Thermage® product lines, which accounted for approximately 86% and 82% of the Solta Medical segment revenues for 2024 and 2023, respectively. No other single product group represents 10% or more of the Solta Medical segment revenues. The Solta Medical segment revenue was $440 million and $347 million for 2024 and 2023, respectively, an increase of $93 million, or 27%. The increase was primarily attributable to an increase in volumes of $100 million, primarily attributable to the Asia-Pacific region, partially offset by the unfavorable impact of foreign currencies of $7 million.
Solta Medical Segment Profit
The Solta Medical segment profit was $213 million and $161 million for 2024 and 2023, respectively, an increase of $52 million, or 32%. The increase was primarily driven by higher contribution attributable to the increase in revenues as previously discussed, partially offset by higher SG&A expenses.
Diversified Segment:
Diversified Segment Revenue
The Diversified segment revenue was $950 million and $943 million for 2024 and 2023, respectively, an increase of $7 million, or 1%. The increase was primarily driven by an increase in net realized pricing of $82 million, primarily in our Neurology and Dermatology businesses. The increase in net realized pricing was partially offset by: (i) a decrease in volumes of $54 million, primarily in our Neurology and Dermatology businesses and (ii) the impact of divestitures and discontinuations of $21 million, primarily in our Dermatology and Generics businesses.
Diversified Segment Profit
The Diversified segment profit was $626 million and $586 million for 2024 and 2023, respectively, an increase of $40 million, or 7%, and was primarily driven by: (i) higher contribution attributable to the increase in revenues, as previously discussed, and (ii) lower selling expenses.
Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment has a diversified product line with no single product group representing 10% or more of its segment revenues. The Bausch + Lomb segment revenue was $4,791 million and $4,146 million for 2024 and 2023, respectively, an increase of $645 million, or 16%. The increase was primarily due to: (i) an increase in volumes of $348 million across all the Bausch + Lomb businesses, (ii) incremental sales attributable to acquisitions of $293 million, primarily within the Pharmaceuticals business and (iii) an increase in net realized pricing of $81 million, primarily driven by the Vision Care business, partially offset by: (i) the unfavorable impact of foreign currencies of $69 million, primarily in Latin America and Asia and (ii) the impact of divestitures and discontinuations of $8 million, primarily within the Pharmaceuticals and Vision Care businesses.

Bausch + Lomb Segment Profit
The Bausch + Lomb segment profit was $1,108 million and $980 million for 2024 and 2023, respectively, an increase of $128 million, or 13%. The increase was primarily driven by higher contribution attributable to the increase in revenues, as previously discussed, partially offset by higher SG&A expenses, primarily related to XIIDRA® and the launch of MIEBO®.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Summarized cash flow information for the years 2024, 2023 and 2022 is as follows:

	Years Ended December 31,			Change
(in millions)	2024	2023	2022	2023 to 2024	2022 to 2023
Net loss	$(72)	$(611)	$(212)	$539	$(399)
Adjustments to reconcile Net loss to net cash provided by operating activities	1,662	2,225	(120)	(563)	2,345
Cash provided by (used in) operating activities before changes in operating assets and liabilities	1,590	1,614	(332)	(24)	1,946
Changes in operating assets and liabilities	7	(582)	(396)	589	(186)
Net cash provided by (used in) operating activities	1,597	1,032	(728)	565	1,760
Net cash used in investing activities	(454)	(2,145)	(303)	1,691	(1,842)
Net cash (used in) provided by financing activities	(868)	1,475	(474)	(2,343)	1,949
Effect of exchange rate changes on cash and cash equivalents	(36)	9	(23)	(45)	32
Net increase (decrease) in cash, cash equivalents, restricted cash and other settlement deposits	239	371	(1,528)	(132)	1,899
Cash, cash equivalents, restricted cash and other settlement deposits, beginning of year	962	591	2,119	371	(1,528)
Cash, cash equivalents, restricted cash and other settlement deposits, end of year	$1,201	$962	$591	$239	$371
Operating Activities
Net cash provided by operating activities was $1,597 million and $1,032 million for 2024 and 2023, respectively, an increase of $565 million. Net cash provided by operating activities includes reductions for interest payments of $1,674 million and $1,533 million and payments for income taxes of $61 million and $237 million for 2024 and 2023, respectively.
Cash provided by operating activities before changes in operating assets and liabilities was $1,590 million and $1,614 million for 2024 and 2023, respectively, a decrease of $24 million. The decrease is primarily attributable to higher payments for litigation matters and interest payments of $220 million and $141 million, respectively, partially offset by additional cash flows from improved operating performance and other of $337 million.
Changes in operating assets and liabilities resulted in a net increase in cash of $7 million in 2024 and a decrease of $582 million in 2023, a favorable change of $589 million. During 2024, Changes in operating assets and liabilities were favorably impacted by timing of other payments in the ordinary course of business of $490 million, partially offset by: (i) an increase in inventories of $267 million and (ii) timing of collection of trade receivables of $216 million. During 2023, Changes in operating assets and liabilities was negatively impacted by: (i) an increase in inventories of $322 million, (ii) the timing of other payments in the ordinary course of business of $223 million and (iii) an increase in trade receivables of $195 million, partially offset by an increase in Accounts payable, accrued and other liabilities of $158 million.
Investing Activities
Net cash used in investing activities was $454 million in 2024 and was primarily driven by Purchases of property, plant and equipment and B+L acquisitions and other investments.
Net cash used in investing activities was $2,145 million in 2023 and was primarily driven by payments of $1,890 million related to the XIIDRA Acquisition, the acquisition of the Blink® Product Line and the acquisition of AcuFocus, each as previously discussed, and Purchases of property, plant and equipment of $215 million.
Financing Activities
Net cash used in financing activities during 2024 was $868 million and was primarily driven by the Repayments of long-term debt of $1,460 million which includes: (i) the repurchase and retirement of certain outstanding senior unsecured notes with aggregate par value of $555 million for approximately $530 million, (ii) $400 million of repayments under the B+L Revolving Credit Facility, (iii) $295 million of contractual interest payments on the 2022 Secured Notes allocated to the reduction of the recorded premiums, (iv) $155 million of amortization on the Term Loan B Facilities and (v) repayments of $50 million under our AR Credit Facility and $30 million under our 2027 Revolving Credit Facility, partially offset by the Issuance of long-term debt of $661 million, representing $396 million from the B+L May 2027 Incremental Term Loan B Facility, borrowings of $235 million under the B+L Revolving Credit Facility and $30 million under the 2027 Revolving Credit Facility.
Net cash provided by financing activities during 2023 was $1,475 million and was primarily driven by the Issuance of long-term debt, net of discounts of $3,291 million and includes: (i) $1,866 million in net proceeds from the B+L October 2028 Secured Notes and B+L September 2028 Term Loan B Facility, a portion of which was used to finance the XIIDRA Acquisition as discussed below, (ii) $665 million of borrowings under the 2027 Revolving Credit Facility, (iii) $350 million of borrowings under the AR Credit Facility and (iv) $410 million in borrowings under the B+L Revolving Credit Facility, partially offset by the Repayments of long-term debt of $1,710 million and includes: (i) $1,270 million of amounts outstanding under our 2027 Revolving Credit Facility and the B+L Revolving Credit Facility, (ii) $282 million of contractual interest payments on the 2022 Secured Notes allocated to the reduction of the recorded premiums, as discussed above, (iii) $151 million of amounts outstanding under our Term Loan B Facilities and (iv) $7 million of repurchases and retirements of certain outstanding senior notes in the open market.
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
Cash, cash equivalents and restricted cash as presented in the Consolidated Balance Sheet as of December 31, 2024 includes $316 million of cash, cash equivalents and restricted cash held by legal entities of Bausch + Lomb. Cash held by Bausch + Lomb legal entities and any future cash from the operating, investing and financing activities of Bausch + Lomb, is expected to be retained by Bausch + Lomb entities and is generally not available to support the operations, investing and financing activities of other legal entities, including Bausch Health unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders.
As of December 31, 2024, we had aggregate maturities and mandatory payments of our principal balances of debt obligations as follows:

(in millions)	2025	2026	2027	2028	2029	2030	2031	Total
Total debt obligations	$2,380	$767	$6,963	$7,168	$1,609	$1,130	$463	$20,480
We regularly evaluate market conditions, our liquidity profile and available financing alternatives and may consider executing opportunistic financing transactions, including but not limited to, refinancing or restructuring consolidated indebtedness, issuing new debt instruments, divesting of assets or businesses and issuing equity or equity-linked securities (including secondary offerings of a portion of our holdings of common shares of Bausch + Lomb), as deemed appropriate, to manage our debt maturities and to improve our capital structure and liquidity.
The principal value of debt obligations due in 2025 includes $1,680 million of 5.50% Senior Secured Notes due on November 1, 2025 and the $535 million of 9.00% Senior Unsecured Notes due on December 15, 2025. The principal value of the debt obligations due in 2026 includes $602 million of 9.25% Senior Unsecured Notes due on April 1, 2026. We believe that our existing sources of liquidity, including current cash balances, cash generated from operations, and availability under our Revolving Credit Facility, AR Credit Facility and Bridge Facility (as discussed below) will be sufficient to meet these debt obligations at or prior to their maturity.
Our ability to satisfy the remaining debt obligations will depend upon our future operating performance, as well as our continuing efforts to improve our balance sheet, including raising new capital, refinancing debt, and/or monetizing a portion of our holdings of common shares of Bausch + Lomb.
Our ability to raise new capital or refinance our debt or monetize a portion of our holdings of common shares of Bausch + Lomb, will depend on the capital markets and our financial condition at such times. Our financing initiatives will also depend upon factors including prevailing economic conditions and financial, business and other factors, many of which are beyond our control. If we are unable to refinance on terms acceptable to us, whether because of the condition of the capital markets or our own financial condition, we may be unable to raise new capital or to restructure or refinance our debt, or to do so on terms that are favorable to us. Additional information about these factors can be found in Item 1A. “Risk Factors – Debt-related Risks” of this Form 10-K.
Bridge Facility
On February 11, 2025, 1261229 B.C. Ltd., entered into a commitment with a third-party lender to provide a senior secured bridge loan facility in an aggregate principal amount of up to $700 million, subject to limitations based on the value of the collateral (the “Bridge Facility”). The obligations to fund the Bridge Facility terminate after September 9, 2025, and are subject to customary terms and conditions.
If funded, collateral for the Bridge Facility would include a portion of the Bausch + Lomb shares owned by the Company. The Bridge Facility, if funded, will mature 364 days from the date of funding and is expected to bear interest at the Company’s option, at either: (a) the term SOFR rate subject to a floor of 0.50% per annum plus 475 basis points per annum or (b) the Alternate Base Rate plus 375 basis points per annum, in each case subject to customary step ups prior to maturity. In the event the Bridge Facility is funded, the sole recourse of any Bridge Facility lender would be limited to 1261229 B.C. Ltd. and the collateral granted by it.
Long-term Debt
Long-term debt, net of unamortized premiums, discounts and issuance costs was $21,616 million and $22,388 million as of December 31, 2024 and 2023, respectively. Aggregate contractual principal amounts due under our debt obligations were $20,480 million and $21,006 million as of December 31, 2024 and 2023, respectively, a decrease of $526 million.
See Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements for further for additional information regarding long term debt.
Senior Secured Credit Facilities under the B+L Credit Agreement
On May 10, 2022, Bausch + Lomb entered into a credit agreement (the “B+L Credit Agreement” and the credit facilities thereunder, the “B+L Credit Facilities”). Prior to the September 2023 Credit Facility Amendment (as defined below), the Credit Agreement provided for a term loan of $2,500 million with a five-year term to maturity (the “B+L May 2027 Term Loan B Facility”) and a five-year revolving credit facility of $500 million (the “B+L Revolving Credit Facility”).
B+L Senior Secured Notes and B+L Term Loan B Facility
On September 29, 2023, Bausch + Lomb entered into an incremental term loan facility secured on a pari passu basis with its existing B+L May 2027 Term Loan B Facility. This incremental term loan facility was entered into in the form of an incremental amendment (the “September 2023 Credit Facility Amendment”) to existing B+L Credit Agreement (the B+L Credit Agreement, as amended by the September 2023 Credit Facility Amendment, the “Initial B+L Amended Credit Agreement”) and consisted of borrowings of $500 million in new term B loans with a five-year term to maturity (the “B+L September 2028 Term Loan B Facility”). A portion of the proceeds from the B+L September 2028 Term Loan B Facility and the B+L October 2028 Secured Notes were used to finance the $1,750 million upfront payment related to the XIIDRA Acquisition (as discussed further in Note 3, “ACQUISITIONS AND LICENSING AGREEMENTS” to our audited Consolidated Financial Statements) and related acquisition and financing costs.
On April 19, 2024, Bausch + Lomb entered into a Suspension of Rights Agreement (the “B+L Suspension of Rights Agreement”) with respect to the Initial B+L Amended Credit Agreement, pursuant to which Canadian dollar-denominated loans ceased to be available from June 28, 2024 until such date as the parties enter into an amendment of the Initial B+L Amended Credit Agreement to replace the Canadian Dollar Offered Rate with an alternative benchmark with respect to Canadian dollar-denominated loans.
On November 1, 2024, Bausch + Lomb entered into an additional incremental term loan facility secured on a pari passu basis with its existing B+L May 2027 Term Loan B Facility and B+L September 2028 Term Loan B Facility. This incremental term loan facility was entered into in the form of an incremental amendment (the “November 2024 Credit Facility Amendment”) to the Initial B+L Amended Credit Agreement (the Initial B+L Amended Credit Agreement, as amended by the November 2024 Credit Facility Amendment, the “B+L Second Amended Credit Agreement”) and consisted of borrowing $400 million of new term loans with a maturity of May 2027 (the “B+L May 2027 Incremental Term Loan B Facility” and, together with the B+L September 2028 Term Loan B Facility and the B+L May 2027 Term Loan B Facility, the “B+L Term Facilities,”; the B+L Term Facilities, together with the B+L Revolving Credit Facility, the “B+L Senior Secured Credit Facilities”). The proceeds from the B+L May 2027 Incremental Term Loan B Facility were used to repay revolving loans outstanding under the B+L Amended Credit Agreement and for general corporate purposes.

The B+L Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The B+L May 2027 Term Loan B Facility and B+L September 2028 Term Loan B Facility are denominated in U.S. dollars, and borrowings under the B+L Revolving Credit Facility may be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of December 31, 2024, the B+L Revolving Credit Facility had $110 million of outstanding borrowings, $32 million of issued and outstanding letters of credit and $358 million of remaining availability.
Accounting for the 2022 Exchange
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
The original premium recorded on the 2022 Secured Notes was $1,835 million, which will be reduced as contractual interest payments are made on the 2022 Secured Notes. The portion of each contractual interest payment allocated to reduce the recorded premium is determined as the difference between the payment due and the calculated interest at the effective interest rate of the underlying carry amount of the associated note. During 2024 and 2023, the Company made contractual interest payments of $334 million and $321 million, respectively related to the 2022 Secured Notes, of which $295 million and $282 million, respectively was recorded as a reduction of the premium.
The following table presents the future scheduled contractual interest payments of the 2022 Secured Notes. Contractual interest payments will be allocated to the reduction of the recorded premium and interest expense as presented below. The amount of interest which reduces the recorded premium will be reported as a financing activity in the Consolidated Statements of Cash Flows.

(in millions)	2025	2026	2027	2028	2029	2030	Total
Interest payments:
11.00% First Lien Secured Notes due 2028	$195	$195	$195	$196	$—	$—	$781
14.00% Second Lien Secured Notes due 2030	49	49	49	49	49	50	295
9.00% Intermediate Holdco Secured Notes due 2028	90	90	90	45	—	—	315
	$334	$334	$334	$290	$49	$50	$1,391
Interest payments recorded as:
Interest expense	$36	$34	$31	$25	$3	$4	$133
Reduction of recorded premium	298	300	303	265	46	46	1,258
	$334	$334	$334	$290	$49	$50	$1,391
See Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements for further details on the accounting for the 2022 Exchange.
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
Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the 2022 Amended Credit Agreement. The Senior Unsecured Notes issued by BHA are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the 2022 Amended Credit Agreement. Future subsidiaries of the Company and BHA, if any, may be required to guarantee the Senior Unsecured Notes. In connection with the closing of the B+L IPO, the discharge of the April 2025 Unsecured Notes Indenture and the related release under the 2022 Amended Credit Agreement described above, the guarantees and related security provided by Bausch + Lomb and its subsidiaries in respect of the existing senior notes of the Company and BHA were released. The Senior Notes and Secured Notes are guaranteed by a portion of the Company’s subsidiaries. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $16,252 million and $16,306 million and total liabilities of $8,982 million and $8,575 million as of December 31, 2024 and 2023, and revenues of $5,509 million and $4,653 million and operating income of $110 million and $119 million for 2024 and 2023, respectively.
The aggregate principal amount of our Senior Unsecured Notes as of December 31, 2024 and 2023 was $5,235 million and $5,791 million, respectively, a decrease of $556 million, primarily attributable to the repurchase and retirement of certain outstanding Senior Unsecured Notes in the open market with an aggregate par value of approximately $555 million.
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
See Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements for additional details.
Availability Under Revolving Credit Facilities
As of February 19, 2025, there were no outstanding borrowings, $25 million of issued and outstanding letters of credit and approximately $950 million of remaining availability under the 2027 Revolving Credit Facility.
As of February 19, 2025, we have $300 million of outstanding borrowings, in the aggregate, and the AR Facility Agreement provides for up to an additional $300 million of availability, subject to certain borrowing base tests.
As of February 19, 2025, there were $110 million of outstanding borrowings, $32 million of issued and outstanding letters of credit and $358 million of remaining availability under the B+L Revolving Credit Facility. Absent the payment of a dividend, which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders, proceeds from the B+L Revolving Credit Facility are not available to fund the operations, investing and financing activities of any other subsidiaries of Bausch Health.
Covenant Compliance
As of December 31, 2024, the Company was in compliance with the financial maintenance covenant related to its outstanding debt. The Company, based on its current forecast for the next twelve months from the date of issuance of this Form 10-K, expects to remain in compliance with the financial maintenance covenant and meet its debt service obligations over that same period.
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
As of December 31, 2024, 1261229 B.C. Ltd., directly or indirectly held approximately 88% of the issued and outstanding shares of Bausch + Lomb, as an unrestricted subsidiary of the Company in accordance with the terms of the Company’s indentures. In connection therewith, Bausch + Lomb and its subsidiaries, are now unrestricted subsidiaries of the Company and, as a result, are not subject to the covenants under the relevant Bausch Health indentures, and the earnings and debt of Bausch + Lomb, as defined in the relevant indentures, are also not included in the calculation of the Company’s financial maintenance covenant.
The Company continues to take steps to seek to improve its operating results to ensure continual compliance with its financial maintenance covenant and take other actions to reduce its debt levels to align with the Company’s long-term strategy. The Company may consider taking other actions, including divesting other businesses, refinancing debt, issuing equity or equity-linked securities, and the monetization of a portion of its holdings of Bausch + Lomb, as deemed appropriate, to provide additional coverage in complying with the financial maintenance covenant and meeting its debt service obligations.
Weighted Average Interest Rate
The accounting for the 2022 Exchange results in the 2022 Secured Notes being carried at a premium relative to their principal amount and will result in no interest expense to be recorded in our financial statements for a significant portion of the 2022 Secured Notes. Therefore, interest expense recorded in our consolidated financial statements will differ significantly from the contractual interest rates of our debt. The weighted average interest rate of our debt as reported in our financial statements and the weighted average stated rate of interest was 6.22% and 7.72%, respectively, as of December 31, 2024.
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
Credit Ratings
As of February 19, 2025, the credit ratings and outlook from Moody’s, Standard & Poor’s and Fitch for certain outstanding obligations of the Company were as follows:

	Bausch Health Companies Inc.				Bausch + Lomb Corporation
Rating Agency	Corporate Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook	Corporate Rating	Senior Secured Rating	Outlook
Moody’s	Caa2	Caa1	Ca	Stable		B1	Stable
Standard & Poor’s	CCC+	B-	CCC	Negative	B-	B-	Positive
Fitch	CCC	B	C	No Outlook	B-	BB-	Rating Watch Evolving
Bausch Health Companies Inc. - There were no changes to the corporate credit ratings or other credit ratings of the Company during the fourth quarter of 2024.
Bausch + Lomb Corporation - There were no changes to the corporate credit ratings or other credit ratings of Bausch + Lomb during the fourth quarter of 2024.
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
In addition to our working capital requirements, as of December 31, 2024, we expect our primary cash requirements for 2025 to include:
~~•~~Debt repayments and interest payments—Based on our debt portfolio, we expect to make mandatory maturities and amortization payments of approximately $2,380 million and interest payments of approximately $1,570 million during 2025. We have and, in the future, may also elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay additional amounts under our credit facilities using cash on hand, cash from operations and cash provided from other financing or refinancing actions, including the sale of equity or equity-linked securities, additional debt financings, and the monetization of a portion of our holdings of Bausch + Lomb;
•Capital expenditures—We expect to make payments of approximately $340 million for property, plant and equipment during 2025;
•Contingent consideration and milestone payments—We expect to make contingent consideration and milestone payments of approximately $50 million during 2025 and;
•Benefit obligations—We expect to make aggregate payments under our pension and postretirement obligations of $6 million during 2025. See Note 11, “PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS” to our audited Consolidated Financial Statements for further details of our benefit obligations.
Future Costs of B+L Separation
The Company has incurred costs associated with activities to complete the B+L Separation and will continue to incur costs associated with the B+L Separation. These activities include the costs of separating the Bausch + Lomb business from the remainder of the Company. Separation costs are incremental costs directly related to the B+L Separation and include, but are not limited to, legal, audit and advisory fees. The Company has also incurred, and will incur, separation-related costs which are incremental costs indirectly related to the B+L Separation. These costs include, but are not limited to: (i) rebranding costs and (ii) costs associated with facility relocation and/or modification. The extent and timing of future charges for these costs cannot be reasonably estimated at this time and could be material.
Litigation Payments
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. As of December 31, 2024, the Company’s Consolidated Balance Sheet includes accrued loss contingencies of $332 million related to matters which are both probable and reasonably estimable, however, a reliable estimate of the period in which the remaining loss contingencies will be payable, if ever, cannot be made. Our ability to successfully defend the Company against pending and future litigation may impact future cash flows.
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
Future Licensing Payments
In the ordinary course of business, the Company may enter into select licensing and collaborative agreements for the commercialization and/or development of unique products primarily in the U.S. and Canada. In connection with these agreements, the Company may pay an upfront fee to secure the agreement. See Note 3, “ACQUISITIONS AND LICENSING

AGREEMENTS” to our audited Consolidated Financial Statements. Payments associated with the upfront fee for these agreements cannot be reasonably estimated at this time and could be material.
Unrecognized Tax Benefits
As of December 31, 2024, the Company had unrecognized tax benefits totaling $924 million of which, $9 million is expected to change in the next twelve months, however a reliable estimate of the period in which the remaining uncertain tax positions will be payable, if ever, cannot be made.
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
At February 14, 2025, we had 367,933,897 issued and outstanding common shares. In addition, as of February 14, 2025, we had 7,981,741 stock options and 9,000,058 time-based restricted share units (“RSUs”) that each represent the right of a holder to receive one of the Company’s common shares and 1,776,728 performance-based RSUs that represent the right of a holder to receive a number of the Company’s common shares up to a specified maximum. A maximum of 3,356,344 common shares could be issued upon vesting of the performance-based RSUs outstanding.
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
Foreign Currency Risk
In 2024, a majority of our revenue and expense activities and capital expenditures were denominated in U.S. dollars. We have exposure to multiple foreign currencies, including, among others, the Euro, Chinese yuan, Polish zloty, Canadian dollar and Mexican peso. Our operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls and fluctuations in the relative values of currencies. In addition, to the extent that we require, as a source of debt repayment, earnings and cash flows from some of our operations located in foreign countries, we are subject to risk of changes in the value of the U.S. dollar, relative to all other currencies in which we operate, which may materially affect our results of operations. Where possible, we manage foreign currency risk by managing same currency revenues in relation to same currency expenses. Further strengthening of the U.S. dollar and/or further devaluation of foreign currencies will have a negative impact on our reported revenue and reported results. As of December 31, 2024, a 1% change in foreign currency exchange rates would have impacted our shareholders’ deficit by approximately $40 million.
As of December 31, 2024, the unrealized foreign exchange loss on the translation of the remaining principal amount of U.S. denominated credit facility, senior secured and unsecured notes was $1,451 million, for Canadian income tax purposes. Additionally, as of December 31, 2024, the unrealized foreign exchange gain on certain intercompany balances was equal to $667 million. One-half of any realized foreign exchange gain or loss will be included in our Canadian taxable income. Any resulting gain will result in a corresponding reduction in our available Canadian Losses, Scientific Research and Experimental Development Pool, and/or Investment Tax Credit carryforward balances. However, the repayment of the credit facility, senior notes and the intercompany loans denominated in U.S. dollars does not result in a foreign exchange gain or loss being recognized in our Consolidated Financial Statements, as these statements are prepared in U.S. dollars.
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
As of December 31, 2024, we had $14,552 million and $5,929 million principal amount of issued fixed rate debt and variable rate debt, respectively. The estimated fair value of our issued fixed rate debt as of December 31, 2024 was $12,367 million. If interest rates were to increase by 100 basis-points, the fair value of our issued fixed rate debt would decrease by approximately $260 million. If interest rates were to decrease by 100 basis-points, the fair value of our issued fixed rate debt would increase by approximately $265 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates, would have an annualized pre-tax effect of approximately $59 million in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
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

Acquisition-Related Contingent Consideration
Some of the business combinations that we have consummated include contingent consideration to be potentially paid based upon the occurrence of future events, such as sales performance and the achievement of certain future development, regulatory and sales milestones. Acquisition-related contingent consideration associated with a business combination is initially recognized at fair value and remeasured each reporting period, with changes in fair value recorded in the Consolidated Statements of Operations. The estimates of fair value involve the use of acceptable valuation methods, such as probability-weighted discounted cash flow analysis and Monte Carlo Simulation (when appropriate), and contain uncertainties as they require assumptions about the likelihood of achieving specified milestone criteria, projections of future financial performance and assumed discount rates. Changes in the fair value of the acquisition-related contingent consideration result from several factors including changes in the timing and amount of revenue estimates, changes in probability assumptions with respect to the likelihood of achieving specified milestone criteria and changes in discount rates. A change in any of these assumptions could produce a different fair value, which could have a material impact on our results of operations. At December 31, 2024, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 6% to 28%.
Acquisitions
To determine if an acquisition should be accounted for as a business combination or an asset acquisition, the Company first determines whether the set of assets acquired and/or liabilities assumed constitutes a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar assets acquired are not a business. To be considered a business, the set of assets acquired and/or liabilities assumed must include the minimum inputs and substantive processes necessary to significantly contribute to the ability to produce outputs.
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
•Acquisition-related contingent consideration, which primarily consists of potential milestone payments, is determined in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the Consolidated Statements of Operations. The fair value measurement of contingent consideration obligations arising from business combinations is generally determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows.
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
If the set of assets acquired and/or liabilities assumed are deemed to not constitute a business, the transaction is accounted for as an asset acquisition. Under an asset acquisition, the cost accumulation model is used to recognize the assets acquired and liabilities assumed. In this model, the cost of acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values. Goodwill is not recognized in an asset acquisition. The amount allocated to acquired IPR&D with no alternative future use is charged to Other expense at the acquisition date. Additionally, any future contingent consideration is not recorded until it becomes probable and reasonably estimable.

Intangible Assets
We evaluate potential impairments of finite-lived intangible assets acquired through asset acquisitions or business combinations whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Our evaluation is based on an assessment of potential indicators of impairment, such as:
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
Impairment exists when the carrying value of the asset exceeds the related estimated undiscounted future cash flows expected to be derived from the asset, which include the amount and timing of the projected future cash flows. If impairment exists, the carrying value of the asset is adjusted to its fair value. A discounted cash flow analysis is typically used to determine an asset’s fair value, using estimates and assumptions that market participants would apply. Some of the estimates and assumptions inherent in a discounted cash flow model include the amount and timing of the projected future cash flows, and the discount rate used to reflect the risks inherent in the future cash flows. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on our results of operations. In addition, an intangible asset’s expected useful life can increase estimation risk, as longer-lived assets necessarily require longer-term cash flow forecasts, which for some of our intangible assets can be up to approximately 20 years. In connection with an impairment evaluation, we also reassess the remaining useful life of the intangible asset and modify it, as appropriate.
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
Goodwill
There were no goodwill impairments during 2024. During the years 2023 and 2022, we recorded goodwill impairment charges of $493 million and $824 million, respectively. As of December 31, 2024, we maintain 10 reporting units, nine of which comprise our goodwill balance.
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

Our annual goodwill impairment test as of October 1, 2024, included performing separate quantitative fair value tests for our Generics and Dermatology reporting units within the Diversified segment. For our remaining reporting units, we conducted our annual goodwill impairment test as of October 1, 2024, by first assessing qualitative factors. Based on our qualitative assessment as of October 1, 2024, we believed that it was more likely than not that the carrying amounts of the remaining reporting units were less than their respective fair values and therefore concluded that a quantitative fair value test for those reporting units was not required.
Dermatology
We continued to monitor the market conditions impacting the Dermatology reporting unit during each quarterly reporting period and performed quantitative fair value testing as of March 31, 2022, June 30, 2022 and September 30, 2022. The quantitative fair value tests utilized our most recent cash flow projections for the Dermatology reporting unit as revised at each testing date to reflect current market conditions and current trends in business performance. Our discounted cash flow models for the reporting unit also considered among other matters, volatility in many of the equity markets and pressures on market interest rates and macroeconomic factors such as changes in inflation for many commodities. As a result of these market conditions, trends in business performance, the revisions to our long-term expectations and other factors, our Dermatology reporting unit was impaired during our interim testing reflecting our best estimate at that time of the outlook and risks of this business. Based on the quantitative fair value testing performed, no impairment was identified during the three months ended March 31, 2022, however goodwill impairments of $83 million and $119 million were recorded during the three months ended June 30, 2022 and September 30, 2022, respectively. As a result, there was zero headroom in the Dermatology reporting unit as of September 30, 2022.
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
During 2024, we continued to monitor business performance of the Dermatology reporting unit. Given the market conditions that the reporting unit operates in and the impairment to this reporting unit as of September 30, 2023 left no headroom, the Company performed a separate quantitative fair value test as part of its annual goodwill impairment test as of October 1, 2024. The quantitative fair value test for the Dermatology reporting unit utilized the most recent cash flow projections for the reporting unit as revised in the fourth quarter of 2024 to reflect current market conditions and current trends in business performance. The quantitative assessment utilized a long-term growth rate of 0% and a discount rate of 9.50% in the estimation of the reporting unit’s fair value. After completing the testing, the fair value of Dermatology reporting unit exceeded its carrying value by more than 50%, and, therefore, there was no impairment to goodwill.
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
Through the nine months ended September 30, 2023, the Neurology reporting unit performed largely in line with the forecast used in its previous quantitative fair value test (October 1, 2022). During the third quarter of 2023, as a result of actions taken by management in response to changing market dynamics driven by recent legislation, changes to the future expected commercial insurance coverage for certain key products, and a projected shift in the channels of business, the Company’s assessment of future business performance indicated that the reporting unit’s future financial results were below the assumptions used in the last quantitative fair value test. After considering the limited headroom as a result of the impairment to goodwill of the Neurology reporting unit when previously tested (October 1, 2022), the Company determined that these changes in facts and circumstances, as well as increases in market interest rates during the three months ended September 30, 2023, the Neurology reporting unit was impaired. The quantitative assessment utilized a long-term growth rate of -2.5% and a discount rate of 10.50% in the estimation of the reporting unit’s fair value. Based on the quantitative fair value testing, a goodwill impairment of $251 million was recognized. During 2024, no facts or circumstances were identified which would indicate that additional fair value quantitative testing was necessary.
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
During 2024, we continued to monitor the business performance of the Generics reporting unit. Given the continuation of the market conditions and trends in business performance in 2024 for this reporting unit, a separate quantitative fair value test was performed.
The quantitative fair value test for the Generics reporting unit utilized the most recent cash flow projections for the reporting unit as revised in the fourth quarter of 2024 to reflect current market conditions and current trends in business performance. The quantitative assessment utilized a long-term growth rate of 1.0% and a discount rate of 8.50% in the estimation of the reporting unit’s fair value. After completing the testing, the fair value of Generics reporting unit exceeded its carrying value by approximately 50%, and therefore, there was no impairment to goodwill.
International
The International reporting unit was last quantitative fair value tested as of October 1, 2023, utilizing the most recent cash flow projections for the reporting unit as revised in the fourth quarter of 2023 which reflected current market conditions and current trends in business performance. The quantitative assessment utilized a long-term growth rate of 3.0% and discount rate of 12.50%, in the estimation of the fair value of the reporting unit. After completing the testing, the fair value of the reporting unit exceeded its carrying value by more than 45%, and, therefore, there was no impairment to goodwill.
Salix
The Company has filed lawsuits against third-party generic manufacturers that have sent the Company Notices of Paragraph IV Certification for Xifaxan®. See “Xifaxan® Paragraph IV Proceedings” of Note 20, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements for details of these litigation matters and the Company’s response.

Xifaxan® revenues currently represent approximately 85% of the Salix reporting unit’s revenue. The ultimate outcome of the Xifaxan® Generics Litigation and other potential future related developments, including a competitor’s ability to launch a successful generic version to Xifaxan®, could impact the timing and extent of future revenues and cash flows associated with Xifaxan®. As a result of the uncertainty of the possible outcomes of the Xifaxan® Generics Litigation, particularly the Norwich Legal Decision, and the potential impact on Xifaxan® cash flows, we performed a quantitative fair value test as of September 30, 2022. Our quantitative fair value test used a probability-weighted discounted cash flow analysis, with a base case representing our most recent cash flow projections as revised in the third quarter of 2022, as well as different scenarios representing a range of different outcomes which address, among other things, the range of possible outcomes of the Norwich Legal Decision and the timing of when a competitor or competitors could be able to successfully launch a generic version of Xifaxan®, if they are able to launch one at all. We assigned a probability weighting to each scenario reflecting our best estimate of likelihood of the outcome and calculated a weighted average of the valuations derived from the discounted cash flows under each scenario using this probability weighting. Under our probability-weighted valuation model the carrying value of the Salix reporting unit was less than its fair value and therefore no impairment was recorded as of September 30, 2022. However, as our probability-weighted discount valuation includes certain scenarios under which the Company does not retain market exclusivity for Xifaxan® through January 2028, the headroom for the Salix reporting was less than 5%.
Given its limited headroom, we continued to monitor market conditions affecting the Salix reporting unit, as well as any developments in the Xifaxan® Generics Litigation. Through December 31, 2022, there were no material developments in the facts and circumstances of the Xifaxan® Generics Litigation, including management’s assessment as to a competitor’s ability to launch a successful generic version to Xifaxan® prior to January 2028, if they are able to launch one at all. During the fourth quarter of 2022, we evaluated the reporting unit’s performance as well as our revised long-term forecasts in light of current market conditions, current trends in business performance and the expected impacts of management’s latest business strategies. This evaluation supported our previous expectations for long-term business performance. Additionally, based on corporate bond rates as of December 31, 2022, the Company concluded that discount rates would not have increased during the fourth quarter as compared to the discount rates used in determining the fair value of the reporting unit as of September 30, 2022. As a result, no facts or circumstances were identified which would indicate that additional fair value quantitative testing during the period October 1, 2022 through December 31, 2022 was necessary. During 2023 and 2024, no facts or circumstances were identified which would indicate that additional fair value quantitative testing was necessary.
Bausch + Lomb Reporting Units
The quantitative fair value test for the Vision Care, Surgical and Pharmaceuticals reporting units of the Bausch + Lomb segment as of October 1, 2023 utilized the most recent cash flow projections for each of the reporting units as revised in the fourth quarter of 2023 which reflected current market conditions and current trends in business performance. After completing the testing, the fair value of each of these reporting units had headroom in excess of 25% in 2023, and therefore, there was no impairment to goodwill.
Bausch + Lomb conducted its annual goodwill impairment test as of October 1, 2024, by first assessing qualitative factors. Based on its qualitative assessment as of October 1, 2024, management believed that, it was more likely than not that the carrying amounts of each of its reporting units were less than their respective fair values and therefore concluded that a quantitative fair value test was not required.
During the period October 1, 2024 through December 31, 2024, we continued to monitor the market conditions and trends in business performance for all our reporting units, including the Dermatology, Neurology, International and Generics reporting units, as discussed above. We determined that, no events occurred, or circumstances changed that would indicate that the fair value of any reporting unit might be below its carrying value as of December 31, 2024.
Our reporting units that were impaired were written down to their respective fair values resulting in zero headroom as of the applicable impairment test dates. Accordingly, these assessments are reliant upon assumptions of future performance, discount rates and long-term growth rates, and changes in those assumptions could result in impairment, particularly for those reporting units that have limited or no headroom. Any such impairment could be material to our results of operations in the period in which it was to occur.
Market factors outside of our control, which could result in future impairment to goodwill and other assets, include but are not limited to: additional government-mandated pricing actions, higher than expected inflation, continued interest rate pressures, changes in medical reimbursements by third-party payors, additional unforeseen market entrants, unforeseen loss or exclusivity to significant products, changes in foreign currency exchange rates, unforeseen challenges to our patents including the ultimate outcome to the Xifaxan® Generics Litigation, geopolitical factors, changes in tax legislation and other significant adverse changes in the markets in which we operate. Additionally, factors such as our inability to successfully execute our business strategies, failure to attain our assumed growth rates and margins or should we decide to divest certain non-strategic assets could lead to the impairment of one or more of our reporting units in the future.

As outlined above, our quantitative fair value testing procedures performed as of October 1, 2024 represented in the aggregate, approximately $556 million, or 5% of our $11,087 million goodwill balance as of December 31, 2024. Our quantitative fair value testing procedures performed during the three months ended September 30, 2023 and as of October 1, 2023 represented in the aggregate, approximately $7,820 million, or 70% of our $11,183 million goodwill balance as of December 31, 2023.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our audited Consolidated Financial Statements for further details on the goodwill impairments recognized in 2024, 2023 and 2022.
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
Our provision for income taxes is based on a number of estimates and assumptions made by management. Our consolidated income tax rate is affected by the amount of income earned in our various operating jurisdictions, the availability of benefits under tax treaties and the rates of taxes payable in respect of that income. We enter into many transactions and arrangements in the ordinary course of business in which the tax treatment is not entirely certain. We must therefore make estimates and judgments based on our knowledge and understanding of applicable tax laws and tax treaties, and the application of those tax laws and tax treaties to our business, in determining our consolidated tax provision. For example, certain countries could seek to tax a greater share of income than has been provided for by us. The final outcome of any audits by taxation authorities may differ from the estimates and assumptions we have used in determining our consolidated income tax provisions and accruals. This could result in a material effect on our consolidated income tax provision, results of operations and financial condition for the period in which such determinations are made.
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

NEW ACCOUNTING STANDARDS
Information regarding the recently issued new accounting guidance (adopted and not adopted as of December 31, 2024) is contained in Note 2, “SIGNIFICANT ACCOUNTING POLICIES” to our audited Consolidated Financial Statements.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and future performance and results of current and anticipated products; anticipated revenues for our products; expected R&D and marketing spend; our expected primary cash and working capital requirements for this fiscal year and beyond; the Company’s plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; our ability to comply with the financial and other covenants contained in the 2022 Amended Credit Agreement, senior notes indentures and the AR Facility Agreement; the ability of our subsidiary, Bausch + Lomb, to comply with the financial and other covenants contained in the B+L Senior Secured Credit Facilities and the B+L October 2028 Secured Notes; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the potential impacts of proposed health care reform measures; the anticipated effect of current market conditions and recessionary pressures in one or more of our markets; the anticipated effect of macroeconomic factors, including inflation and imposition of and adverse changes to tariff and other trade protection measures; the anticipated impact from the ongoing conflicts between Russia and Ukraine and between Israel, Hamas and other countries and militant groups in the region; and the Company’s plan to separate its eye-health business, including the costs, structure and timing of completing such separation transaction.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “strive”, “ongoing”, “likely”, “evolve”, “decrease” or “increase” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. All of the statements in this Form 10-K that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:
•the impact of current market and economic conditions in one or more of our markets on our business;
•the impact of inflation and other macroeconomic factors on our financial results and operations;
•ongoing litigation and potential additional litigation, claims, challenges and/or regulatory investigations challenging or otherwise relating to the B+L IPO and the B+L Separation and the costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom;
•with respect to the B+L Separation, the risks and uncertainties include, but are not limited to, the structure of the B+L Separation, the expected benefits and costs of the B+L Separation, the expected timing of completion of the B+L Separation and its manner and terms, the Company’s ability to complete the B+L Separation considering the various conditions to the completion of the B+L Separation (some of which are outside the Company’s control, including conditions related to regulatory matters and applicable shareholder and stock exchange approvals), that market or other conditions are no longer favorable to completing the B+L Separation, that a portion of Bausch Health’s ownership of Bausch + Lomb is pledged as collateral securing the 9.00% Intermediate Holdco Secured Notes, that the Xifaxan® Generics Litigation (see “Xifaxan® Paragraph IV Proceedings” of Note 20, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements) may affect the timing of, or our ability to complete the B+L Separation, that applicable shareholder, stock exchange, regulatory or other approvals are not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the B+L Separation, diversion of management time on separation transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the separation transaction, the qualification (if required based on the structure of any B+L Separation) of the separation transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability (if required based on the structure of any B+L Separation) of the Company and the separated entity to satisfy the conditions required to maintain the tax-free status of the B+L Separation (some of which are beyond their control), limitations on the Company’s ability to sell a portion of the Company’s interest in Bausch + Lomb in order to maintain (if required based on the structure of any B+L Separation) the tax-free status of the B+L Separation (including due to dilution from B+L’s issuance of share-based compensation awards), other potential tax or other liabilities that may arise as a result of the B+L Separation, the potential dissynergy costs resulting from the B+L Separation, the impact of the B+L Separation on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that any B+L Separation will occur at all, or that any such transaction will occur on the timelines anticipated by the Company;
•the challenges the Company faces as a result of the closing of the B+L IPO, including any potential, actual or perceived conflict of interest of some of our directors and officers because of their equity ownership in Bausch + Lomb and/or because they also serve as directors or officers of Bausch + Lomb and our ability to timely consolidate the financial results of the Bausch + Lomb business;
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

•our substantial debt (and potential additional future indebtedness) and current and future debt service obligations, including amounts coming due in 2025 and 2026, our ability to reduce our outstanding debt levels and the resulting impact on our financial condition, cash flows and results of operations;
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
•any reductions in, or changes in the assumptions used in, our forecasts for fiscal year 2025 or beyond, including as a result of current market and economic conditions in one or more of our markets, which could lead to, among other things: (i) a failure to meet the financial and/or other covenants contained in the 2022 Amended Credit Agreement, senior notes indentures and/or the B+L Credit Agreement (and other current or future credit and/or debt agreements) and/or (ii) impairment in the goodwill associated with certain of our reporting units or impairment charges related to certain of our products or other intangible assets, which impairments could be material;
•changes in the assumptions used in connection with our impairment analyses or assessments, which would lead to a change in such impairment analyses and assessments and which could result in an impairment in the goodwill associated with any of our reporting units or impairment charges related to certain of our products or other intangible assets;
•risks and uncertainties relating to Bausch + Lomb’s recent acquisitions and other business development transactions that they may pursue, seek to complete/or complete (such as the acquisition of XIIDRA® and certain other ophthalmology assets and Bausch + Lomb’s other recent acquisitions of TearLab Corporation, d/b/a Trukera Medical, Elios Vision, Inc. and Whitecap Biosciences, LLC,), including risks that Bausch + Lomb may not realize the expected benefits of such acquisitions and transactions on a timely basis or at all, risks that pipeline products acquired may not be commercialized as anticipated, and risks relating to any increased levels of debt as a result of debt incurred to finance certain of these acquisitions and transactions;
•the uncertainties associated with the acquisition and launch of new products, assets and businesses including, but not limited to, our ability to provide the time, resources, expertise and funds required for the commercial launch of new products, the acceptance and demand for new products, and the impact of competitive products and pricing, which could lead to material impairment charges;
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
•the impact of pricing controls, social or governmental pressure to lower the cost of drugs, and consolidation across the supply chain, such as legislation promulgated by the IRA and the selection in January 2025 by CMS of Xifaxan® for the second round of negotiation under the drug price negotiation program for initial price applicability in 2027;
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
•risks associated with the potential imposition of and adverse changes to the U.S. duty, tariff and other trading policies, and any potential counter-duties, counter-tariffs and/or other counter-measures implemented in response by other countries, which could increase our manufacturing, distribution and other operational costs due to the higher duties and tariffs and the increased economic risks and uncertainties to the global economy as a result of potential trade wars and global supply chain issues that may be triggered by the tariff changes;

•trade conflicts, including any current and potential future trade disputes between the U.S. and China;
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
•economic factors over which the Company has no control, including inflationary pressures as a result of heightened domestic and global inflation and otherwise, heightened interest rates, foreign currency rates, and the potential effect of such factors on revenues, expenses and resulting margins;
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
•the impacts of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 and any potential amendment thereof and other legislative and regulatory health care reforms in the countries in which we operate, including with respect to recent government inquiries on pricing;
•the impact of any changes in or reforms to the legislation, laws, rules, regulation and guidance that apply to the Company and its businesses and products or the enactment of any new or proposed legislation, laws, rules, regulations or guidance that will impact or apply to the Company or its businesses or products, and to the Company’s ability to sell its products profitably;
•the impact of changes in federal laws and policy that may be undertaken under the Trump administration;
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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of December 31, 2024, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2024 based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
On February 13, 2025, in accordance with the delegation provided by the Board of Directors (the “Board”) of Bausch Health Companies Inc. (the “Company”), the Talent and Compensation Committee of the Board (the” Committee”) approved a change to the compensation of Thomas J. Appio, the Company’s Chief Executive Officer, based on a review of market data and Mr. Appio’s performance. The Committee increased Mr. Appio’s target annual cash bonus opportunity to 150% of his base salary commencing with the annual incentive program for 2025. Also, on February 13, 2025, the Committee approved changes to the compensation of Mr. Jean-Jacques Charhon, Executive Vice President and Chief Financial Officer, and Ms. Seana Carson, Executive Vice President and General Counsel based on a review of market data and Mr. Charhon’s and Ms. Carson’s performance. The Committee increased Mr. Charhon’s target annual cash bonus opportunity to 75% of his base salary commencing with the annual incentive program for 2025 and increased Ms. Carson’s annual base salary to $650,000 effective March 24, 2025, and her target annual cash bonus opportunity to 75% of her base salary commencing with the annual incentive program for 2025 (which, for Ms. Carson, will be converted into and paid in Canadian dollars).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information required under this Item is incorporated herein by reference from information included in the 2025 Proxy Statement.
Code of Ethics
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
Insider Trading Policies
We have adopted an Insider Trading Policy and a Blackout Policy that govern the purchase, sale and/or other dispositions of our securities by us and by our directors, officers and employees, as well as their immediate family members and entities owned or controlled by them, and that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable exchange listing standards. Copies of our Insider Trading Policy and our Blackout Policy are filed as Exhibits 19.1 and 19.2, respectively, to this Form 10-K.
Item 11.    Executive Compensation
Information required under this Item relating to executive compensation is incorporated herein by reference from information included in the 2025 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required under this Item relating to securities authorized for issuance under equity compensation plans and to security ownership of certain beneficial owners and management is incorporated herein by reference from information included in the 2025 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required under this Item relating to certain relationships and transactions with related parties and about director independence is incorporated herein by reference from information included in the 2025 Proxy Statement.
Item 14.    Principal Accounting Fees and Services
Information required under this Item relating to the fees for professional services rendered by our independent auditors in 2024 and 2023 is incorporated herein by reference from information included in the 2025 Proxy Statement.

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

10.1
Bausch Health Companies Inc. Further Amended and Restated 2014 Omnibus Incentive Plan, effective as of April 28, 2020 (the "Amended and Restated 2014 Omnibus Incentive Plan"), originally filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on February 24, 2021, which is incorporated by reference herein.†

10.2
Bausch Health Companies Inc. Further Amended and Restated 2014 Omnibus Incentive Plan, effective as of June 21, 2022, originally filed as Exhibit B to the Company’s definitive proxy statement (File No. 001-14956) filed on May 2, 2022, which is incorporated by reference herein. ††

10.3
Bausch Health Companies Inc. 2014 Omnibus Incentive Plan (As Amended and Restated, Effective as of May 16, 2023), originally filed as Exhibit B to the Company’s definitive proxy statement (File No. 001-14956) filed on April 6, 2023, which is incorporated by reference herein. †

10.4
Bausch Health Companies Inc. 2014 Omnibus Incentive Plan (as Amended and Restated, Effective as of May 14, 2024), originally filed as Exhibit B to the Company’s definitive proxy statement (File No. 001-14956) filed on April 4, 2024, which is incorporated by reference herein.†

10.5
Form of Matching Restricted Stock Unit Agreement (Matching Units) under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 7, 2018, which is incorporated by reference herein.†

10.6
Form of 2016 Stock Option Grant Agreement under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 6, 2019, which is incorporated by reference herein.†

10.7
Form of Stock Option Grant Agreement (Nonstatutory Stock Options), under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018, which is incorporated by reference herein.†

10.8
Form of Director Restricted Share Units Award Agreement (Annual Grants), under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018, which is incorporated by reference herein. †

10.9
Form of Stock Option Grant Agreement (Nonstatutory Stock Options), under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 1, 2017, which is incorporated by reference herein.†

10.10	Form of RSU Grant Agreement, originally filed as Exhibit 10.13 to the Company’s Current Report on Form 10-Q filed on May 10, 2022, which is incorporated by reference herein. ††
10.11
Form of 2018 Restricted Stock Unit Agreement, under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018, which is incorporated by reference herein.†

10.12	Form of Option Grant Agreement, originally filed as Exhibit 10.14 to the Company’s Current Report on Form 10-Q filed on May 10, 2022, which is incorporated by reference herein. ††
10.13
Form of 2018 Stock Option Grant Agreement (Nonstatutory Stock Options), under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018, which is incorporated by reference herein.†

10.14	Form of PSU Award Agreement, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed on May 4, 2023, which is incorporated by reference herein. †
10.15
Valeant Pharmaceuticals International, Inc. 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”), effective as of April 6, 2011, as amended on and approved by the shareholders on May 16, 2011, originally filed as Annex A to the Company’s Management Proxy Circular and Proxy Statement on Schedule 14A filed on April 14, 2011, as amended by the Supplement dated May 10, 2011 to the Company’s Management Proxy Circular and Proxy Statement filed on May 10, 2011, which is incorporated by reference herein.†

10.16
Form of Stock Option Grant Agreement under the 2011 Omnibus Incentive Plan, originally filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 28, 2012, which is incorporated by reference herein.†

10.17
Form of Spinoff Bonus Program Letter Agreement dated November 2, 2020, originally filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on February 24, 2021, which is incorporated by reference herein.†

10.18
Valeant Pharmaceuticals International, Inc. Directors Share Unit Plan, effective May 16, 2011, originally filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 filed on August 8, 2011, which is incorporated by reference herein.†

10.19
Employment Agreement, dated as of April 25, 2016, between Valeant Pharmaceuticals International, Inc. and Joseph C. Papa, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2016, which is incorporated by reference herein.†

10.20
Employment Agreement, dated July 8, 2016, between Valeant Pharmaceuticals International, Inc. and Christina Ackermann, originally filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 1, 2017, which is incorporated by reference herein.†

10.21
Amended and Restated Employment Agreement, dated February 18, 2022, between Bausch Health Companies Inc. and Thomas Appio, originally filed as Exhibit 10.20 on the Company’s Annual Report on Form 10-K filed on February 23, 2022, which is incorporated by reference herein. †

10.22
Employment Agreement, dated August 2, 2018, between Bausch Health Companies Inc. and Joseph F. Gordon, originally filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 6, 2019, which is incorporated by reference herein.†

10.23
Employment Agreement, dated as of December 3, 2021, by and between Bausch Health Companies Inc. and Seana Carson, originally filed as 10.8 to the Company’s Current Report on Form 10-Q filed on August 9, 2022, which is incorporated by reference herein. ††

10.24
Employment Agreement, dated as of June 1, 2021, between Bausch Health Companies Inc. and Sam Eldessouky, originally filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed on August 3, 2021, which is incorporated by reference herein.†

10.25
Offer Letter regarding Appointment of John Barresi as Interim Chief Financial Officer, dated as of September 26, 2023, originally filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed on May 2, 2024, which is incorporated by reference herein.†

10.26
Letter dated as of July 18, 2024, amending the offer letter to John Barresi, dated as of September 30, 2023, originally filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed on October 30, 2024, which is incorporated by reference herein.†

10.27
Employment Agreement, dated as of July 15, 2024 between Bausch health Companies Inc. and Jean-Jacques Charhon, originally filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed on October 30, 2024, which is incorporated by reference herein.†

10.28
First Incremental Amendment, dated as of November 27, 2018, to the Fourth Amended and Restated Credit and Guaranty Agreement, by and among Bausch Health Companies Inc., Valeant Pharmaceuticals International, certain subsidiaries of Bausch Health Companies Inc. as guarantors, each of the financial institutions named therein as lenders and issuing banks and Barclays Bank PLC, as Administrative Agent, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 27, 2018, which is incorporated by reference herein and which First Incremental Amendment appends, as an exhibit thereto, a copy of such Fourth Amended and Restated Credit and Guaranty Agreement, as amended to date.

10.29
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

10.30
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

10.31
Amended and Restated Supply Agreement dated October 25, 2018 among Salix Pharmaceuticals, Inc., Valeant Pharmaceuticals Ireland Limited, Valeant Pharmaceuticals Luxembourg s.à r.l. and Alfasigma S.p.A., originally filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 20, 2019, which is incorporated by reference herein.

10.32
Amended and Restated License Agreement dated August 6, 2012 by and between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.95 to Salix Pharmaceutical Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012, which is incorporated by reference herein.

10.33
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

10.35
Trademark License Agreement (Alfa to Salix) dated August 6, 2012 by and between Alfa Wassermann Hungary Kft. and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.98 to Salix Pharmaceutical Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012, which is incorporated by reference herein.

10.36
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

10.37
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

10.38
Stipulation of Settlement dated December 15, 2019 in the U.S. Securities Litigation, originally filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on February 19, 2020, which is incorporated by reference herein. ††

10.39
Director Nomination and Appointment Agreement, dated February 23, 2021, by and among Bausch Health Companies Inc., Carl C. Icahn and the persons and entities listed therein, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2021, which is incorporated by reference herein. ††

10.40
Arrangement Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation and the other parties thereto, dated as of April 28, 2022, originally filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 28, 2022, which is incorporated by reference herein. †#

10.41
Master Separation Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 30, 2022, which is incorporated by reference herein.†#

10.42
Amendment to Master Separation Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of April 28, 2022, originally filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 28, 2022, which is incorporated by reference herein.

10.43
Transition Services Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 30, 2022, which is incorporated by reference herein †#

10.44
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

10.46
Employee Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on March 30, 2022, which is incorporated by reference herein †#

10.47
Amended and Restated Employee Matters Agreement dated as of July 31, 2024, by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, originally filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed on August 1, 2024, which is incorporated by reference herein. †#

10.48
Intellectual Property Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on March 30, 2022, which is incorporated by reference herein †#

10.49
Real Estate Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on March 30, 2022, which is incorporated by reference herein †#

10.50
Registration Rights Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K filed on March 30, 2022, which is incorporated by reference herein #

10.51
Loan Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of January 1, 2022, originally filed as Exhibit 10.10 to Bausch + Lomb Corporation’s Registration Statement on Form S-1 filed on April 28, 2022, which is incorporated by reference herein.

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

10.54
Assignment, Assumption and Amendment Agreement between Bausch Health Companies Inc., Bausch + Lomb Corporation and Christina M. Ackermann dated as of January 3, 2022, originally filed as Exhibit 10.20 to Bausch + Lomb Corporation’s Registration on Statement Form S-1 filed on April 28, 2022, which is incorporated by reference herein. ††

10.55
Assignment, Assumption and Amendment Agreement between Bausch Health Companies Inc., Bausch + Lomb Corporation and Joseph F. Gordon dated as of January 3, 2022, originally filed as Exhibit 10.21 to Bausch + Lomb Corporation’s Registration Statement on Form S-1 filed on April 28, 2022, which is incorporated by reference herein. ††

10.56	Form of PSU Award Agreement, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed on May 4, 2023, which is incorporated by reference herein. †
10.57
Credit and Security Agreement, dated June 30, 2023, by and among Bausch Receivables Funding LP, as Borrower, Bausch Receivables Funding GP ULC, Bausch Health US, LLC, as the Master Servicer, GLAS USA LLC, as Administrative Agent, GLAS Americas LLC, as Collateral Agent, KKR Capital Markets LLC, as Left Lead Arranger, KKR Credit Advisors (US) LLC, as Structuring Advisor, and the Lenders from time to time party thereto, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2023, which is incorporated by reference herein. ††

10.58
First Amendment to Credit and Security Agreement, dated as of August 9, 2023, amending the Credit and Security Agreement, dated June 30, 2023, by and among Bausch Receivables Funding LP, as Borrower, Bausch Receivables Funding GP ULC, Bausch Health US, LLC, as the Master Servicer, GLAS USA LLC, as Administrative Agent, GLAS Americas LLC, as Collateral Agent, KKR Capital Markets LLC, as Left Lead Arranger, KKR Credit Advisors (US) LLC, as Structuring Advisor, and the Lenders from time to time party thereto, originally filed as Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 22, 2024 and incorporated by reference herein.

10.59
Second Amendment to Credit and Security Agreement, dated as of March 28, 2024, amending the Credit and Security Agreement, dated June 30, 2023, by and among Bausch Receivables Funding LP, as Borrower, Bausch Receivables Funding GP ULC, Bausch Health US, LLC, as the Master Servicer, GLAS USA LLC, as Administrative Agent, GLAS Americas LLC, as Collateral Agent, KKR Capital Markets LLC, as Left Lead Arranger, KKR Credit Advisors (US) LLC, as Structuring Advisor, and the Lenders from time to time party thereto, originally filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed on May 2, 2024, which is incorporated by reference herein.

10.60
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

10.61
Credit Agreement, dated as of May 10, 2022, as amended by the Second Incremental Amendment, dated as of November 1, 2022, by and among Bausch + Lomb Corporation, certain subsidiaries of Bausch + Lomb Corporation as subsidiary guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as second incremental term facility administrative agent, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2024, which is incorporated by reference herein.

19.1*	Bausch Health Companies Inc. Blackout Policy.
19.2*	Bausch Health Companies Inc. Insider Trading Policy.
21.1*	Subsidiaries of Bausch Health Companies Inc.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97
Bausch Health Companies Inc. Compensation Recoupment Policy dated as of July 20, 2023, originally filed as Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 22, 2024, which is incorporated by reference herein. †

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

BAUSCH HEALTH COMPANIES INC. (Registrant)

Date:	February 19, 2025	By:	/s/ THOMAS J. APPIO

Thomas J. Appio Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS J. APPIO Thomas J. Appio	Chief Executive Officer and Director	February 19, 2025
/s/ JEAN-JACQUES CHARHON Jean-Jacques Charhon	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 19, 2025
/s/ JOHN S. BARRESI John S. Barresi	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2025
/s/ JOHN A. PAULSON John A. Paulson	Chairperson of the Board, Director	February 19, 2025
/s/ CHRISTIAN A. GARCIA Christian A. Garcia	Director	February 19, 2025
/s/ BRETT M. ICAHN Brett M. Icahn	Director	February 19, 2025
/s/ SARAH B. KAVANAGH Sarah B. Kavanagh	Director	February 19, 2025
/s/ FRANK D. LEE Frank D. Lee	Director	February 19, 2025
/s/ STEVEN D. MILLER Steven D. Miller	Director	February 19, 2025
/s/ RICHARD C. MULLIGAN Richard C. Mulligan	Director	February 19, 2025
/s/ ROBERT N. POWER Robert N. Power	Director	February 19, 2025
/s/ AMY B. WECHSLER Amy B. Wechsler	Director	February 19, 2025

BAUSCH HEALTH COMPANIES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bausch Health Companies Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Bausch Health Companies Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive loss, of shareholders' (deficit) equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Emphasis of Matter
As discussed in Note 10 to the consolidated financial statements, the Company has $1,680 million of principal debt obligations due on November 1, 2025, $535 million due in December 2025 as well as $602 million in April 2026 and has entered into a Bridge Facility. Management’s evaluation of, and plans with respect to, these maturities are described in Note 10 under the headings “Maturities and Mandatory Payments” and “Bridge Facility”.
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
Medicaid Rebates and Sales Returns Allowances
As described in Note 2 to the consolidated financial statements, gross product sales are subject to a variety of deductions in arriving at reported net product sales. The transaction price for product sales is typically adjusted for variable consideration, which may be in the form of cash discounts, allowances, returns, rebates, chargebacks and distribution fees paid to customers. Provisions for these deductions are recorded concurrently with the recognition of gross product sales revenue as a reduction in revenue. The variable consideration provisions, either recognized within accrued and other current liabilities or as a reduction of trade receivables, included $372 million related to returns allowances and $1,421 million related to rebates, including Medicaid rebates, as of December 31, 2024. For certain rebate programs, such as Medicaid, provisions recognized by management are based on the terms of state government-managed programs, estimates of outstanding and future claims for end-customer sales and the sales mix. For sales returns, management estimates provisions utilizing existing return policies with customers, historical return and exchange levels, external data with respect to inventory levels in the distribution channel, external data with respect to prescription demand for products, remaining shelf lives of products at the date of sale, and estimated returns liability to be processed by year of sale based on an analysis of lot information related to actual historical returns.
The principal considerations for our determination that performing procedures relating to Medicaid rebates and sales returns allowances is a critical audit matter are (i) the significant judgment by management when developing the estimate of Medicaid rebates and sales returns allowances; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the terms of state government-managed Medicaid programs and existing return policies with customers and in evaluating management’s significant assumptions related to estimates of outstanding and future claims for end-customer sales; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimation of provisions for Medicaid rebates and sales returns allowances, including controls over the assumptions used to estimate these rebates and sales returns allowances. These procedures also included, among others (i) developing an independent estimate of Medicaid rebates by utilizing third-party information on inventory levels in the distribution channel, the terms of the specific Medicaid rebate programs, and the historical trends of actual Medicaid rebate claims paid, adjusted for price and projected market conditions; (ii) comparing the independent estimate for these Medicaid rebates to management’s estimates to evaluate the reasonableness of management’s estimate; (iii) testing management’s process for developing the estimate of sales returns allowances; (iv) evaluating the appropriateness of the method used by management for estimating the sales returns allowances; (v) testing the completeness and accuracy of underlying data used in the estimate of sales returns allowances; (vi) evaluating the reasonableness of the significant assumptions used by management in developing the estimate of sales returns allowances related to estimates of outstanding and future claims for end-customer sales by considering current and historical return trends and whether the assumptions were consistent with evidence obtained in other areas of the audit; and (vii) testing, on a sample basis, Medicaid rebates and sales returns claims processed by the Company, including evaluating those claims for consistency with the contractual terms of the Company’s arrangements and policies. Professionals with specialized skill and knowledge were used to assist in evaluating whether the Company’s Medicaid rebate program policies and methodology for estimating Medicaid rebates are compliant with the Center for Medicare and Medicaid Services (CMS) and federal regulations.

Goodwill Impairment Assessments – Dermatology and Generics Reporting Units
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s goodwill balance was $11,087 million as of December 31, 2024, and the goodwill associated with the Dermatology and Generics reporting units was $329 million and $227 million, respectively. Goodwill is not amortized but is tested for impairment at least annually as of October 1 at the reporting unit level. Management performs its annual impairment test by first assessing qualitative factors. Where the qualitative assessment suggests that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed for that reporting unit. Goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value. Fair value of each reporting unit is estimated by management using a discounted cash flow model. During the annual goodwill impairment test as of October 1, 2024, management performed separate quantitative fair value tests for the Dermatology and Generics reporting units. Management’s discounted cash flow model relies on assumptions regarding revenue growth rates, gross profit, projected working capital needs, selling, general and administrative expenses, research and development expenses, capital expenditures, income tax rates, discount rates, and terminal growth rates.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the Dermatology and Generics reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Dermatology and Generics reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Dermatology and Generics reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Dermatology and Generics reporting units; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates and discount rates. Evaluating management’s assumptions related to revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Dermatology and Generics reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rates assumption.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 19, 2025
We have served as the Company’s auditor since 2012.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,181	$947
Restricted cash	20	15
Trade receivables, net	2,140	1,998
Inventories, net	1,595	1,544
Prepaid expenses and other current assets	838	1,092
Total current assets	5,774	5,596
Property, plant and equipment, net	1,780	1,707
Intangible assets, net	5,551	6,456
Goodwill	11,087	11,183
Deferred tax assets, net	1,968	2,101
Other non-current assets	363	307
Total assets	$26,523	$27,350
Liabilities
Current liabilities:
Accounts payable	$656	$719
Accrued and other current liabilities	3,422	3,133
Current portion of long-term debt	2,674	450
Total current liabilities	6,752	4,302
Acquisition-related contingent consideration	310	253
Non-current portion of long-term debt	18,942	21,938
Deferred tax liabilities, net	128	163
Other non-current liabilities	713	776
Total liabilities	26,845	27,432
Commitments and contingencies (Notes 20 and 21)
Deficit
Common shares, no par value, unlimited shares authorized, 367,843,058 and 365,238,917 issued and outstanding at December 31, 2024 and 2023, respectively	10,490	10,423
Additional paid-in capital	234	214
Accumulated deficit	(9,824)	(9,778)
Accumulated other comprehensive loss	(2,179)	(1,881)
Total Bausch Health Companies Inc. shareholders’ deficit	(1,279)	(1,022)
Noncontrolling interest	957	940
Total deficit	(322)	(82)
Total liabilities and deficit	$26,523	$27,350

The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenues
Product sales	$9,518	$8,663	$8,025
Other revenues	107	94	99
	9,625	8,757	8,124
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	2,729	2,519	2,316
Cost of other revenues	53	40	48
Selling, general and administrative	3,296	2,917	2,625
Research and development	616	604	529
Amortization of intangible assets	1,077	1,077	1,215
Goodwill impairments	—	493	824
Asset impairments	29	54	15
Restructuring, integration, separation and IPO costs	32	62	63
Other expense, net	247	28	35
	8,079	7,794	7,670
Operating income	1,546	963	454
Interest income	33	26	14
Interest expense	(1,388)	(1,328)	(1,464)
Gain on extinguishment of debt	23	1	875
Foreign exchange and other	(47)	(52)	(8)
Income (loss) before income taxes	167	(390)	(129)
Provision for income taxes	(239)	(221)	(83)
Net loss	(72)	(611)	(212)
Net loss (income) attributable to noncontrolling interest	26	19	(13)
Net loss attributable to Bausch Health Companies Inc.	$(46)	$(592)	$(225)

Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(0.13)	$(1.62)	$(0.62)

Basic and diluted weighted-average common shares	368.0	364.9	362.0

The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Years Ended December 31,
	2024	2023	2022
Net loss	$(72)	$(611)	$(212)
Other comprehensive loss
Pension and postretirement benefit plan adjustments:
Net actuarial gain (loss) arising during the year	2	2	(4)
Amortization of prior service credit	(3)	(3)	(3)
Amortization or settlement recognition of net loss	2	3	10
Income tax expense	—	(1)	(3)
Foreign currency impact	—	(1)	1
Net pension and postretirement benefit plan adjustments	1	—	1
Foreign currency translation adjustment	(283)	170	(257)
Other comprehensive (loss) income	(282)	170	(256)
Comprehensive loss	(354)	(441)	(468)
Comprehensive loss (income) attributable to noncontrolling interest	10	24	(26)
Comprehensive loss attributable to Bausch Health Companies Inc.	$(344)	$(417)	$(494)
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(in millions)

	Bausch Health Companies Inc. Shareholders’ (Deficit) Equity
	Common Shares				Accumulated Other Comprehensive Loss	Bausch Health Companies Inc. Shareholders’ Equity (Deficit)
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit			Noncontrolling Interest	Total (Deficit) Equity
Balance, January 1, 2022	359.4	$10,317	$462	$(8,961)	$(1,924)	$(106)	$72	$(34)
Proceeds from B+L initial public offering, net of costs (Note 2)	—	—	(327)	—	137	(190)	865	675
Common shares issued under share-based compensation plans	2.5	74	(71)	—	—	3	—	3
Share-based compensation	—	—	126	—	—	126	—	126
Employee withholding taxes related to share-based awards	—	—	(31)	—	—	(31)	—	(31)
Noncontrolling interest distributions	—	—	—	—	—	—	(11)	(11)
Net (loss) income	—	—	—	(225)	—	(225)	13	(212)
Other comprehensive (loss) income	—	—	—	—	(269)	(269)	13	(256)
Balance, December 31, 2022	361.9	10,391	159	(9,186)	(2,056)	(692)	952	260
Common shares issued under share-based compensation plans	3.3	32	(32)	—	—	—	—	—
Share-based compensation	—	—	132	—	—	132	—	132
Employee withholding taxes related to share-based awards	—	—	(24)	—	—	(24)	—	(24)
Vesting of B+L equity compensation	—	—	(21)	—	—	(21)	21	—
Noncontrolling interest distributions	—	—	—	—	—	—	(9)	(9)
Net loss	—	—	—	(592)	—	(592)	(19)	(611)
Other comprehensive income (loss)	—	—	—	—	175	175	(5)	170
Balance, December 31, 2023	365.2	10,423	214	(9,778)	(1,881)	(1,022)	940	(82)
Common shares issued under share-based compensation plans	2.6	67	(67)	—	—	—	—	—
Share-based compensation	—	—	150	—	—	150	—	150
Employee withholding taxes related to share-based awards	—	—	(26)	—	—	(26)	—	(26)
Vesting of B+L equity compensation	—	—	(37)	—	—	(37)	37	—
Noncontrolling interest distributions	—	—	—	—	—	—	(10)	(10)
Net loss	—	—	—	(46)	—	(46)	(26)	(72)
Other comprehensive (loss) income	—	—	—	—	(298)	(298)	16	(282)
Balance, December 31, 2024	367.8	$10,490	$234	$(9,824)	$(2,179)	$(1,279)	$957	$(322)

The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities
Net loss	$(72)	$(611)	$(212)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	1,267	1,264	1,394
Amortization and write-off of debt discounts and debt issuance costs	55	65	99
Asset impairments	29	54	15
Goodwill impairment	—	493	824
Acquisition-related contingent consideration	14	59	29
Allowances for losses on trade receivables and inventories	62	56	51
Deferred income taxes	66	51	(176)
Net gain on sale of assets	(10)	(3)	(5)
Additions to accrued legal settlements	220	26	9
Payments of accrued legal settlements	(230)	(10)	(1,572)
Share-based compensation	150	132	126
Gain excluded from hedge effectiveness	(13)	(13)	(6)
Gain on extinguishment of debt	(23)	(1)	(875)
Third party fees paid in connection with the 2022 Exchange	—	(2)	(34)
Payments of contingent consideration adjustments, including accretion	(10)	(10)	(2)
Amortization of interim contract and inventory step-up resulting from acquisitions	82	23	—
Foreign exchange and other	3	41	3
Changes in operating assets and liabilities:
Trade receivables	(216)	(195)	(57)
Inventories	(267)	(322)	(198)
Prepaid expenses and other current assets	133	(223)	(66)
Accounts payable, accrued and other liabilities	357	158	(75)
Net cash provided by (used in) operating activities	1,597	1,032	(728)
Cash Flows From Investing Activities
Acquisitions and other investments	(136)	(1,890)	(45)
Purchases of property, plant and equipment	(337)	(215)	(218)
Acquisition of intangible assets and other assets	(3)	(57)	(50)
Purchases of marketable securities	(12)	(27)	(17)
Proceeds from sale of marketable securities	14	26	22
Proceeds from sale of assets and businesses, net of costs to sell	7	5	5
Interest settlements from cross-currency swaps	13	13	—
Net cash used in investing activities	(454)	(2,145)	(303)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	661	3,291	6,836
Repayments of long-term debt	(1,460)	(1,710)	(7,846)
Proceeds from B+L initial public offering, net of costs	—	—	675
Payment of employee withholding taxes related to share-based awards	(26)	(24)	(31)
Payments of acquisition-related contingent consideration	(27)	(35)	(26)
Payments of financing costs	(5)	(36)	(71)
Other	(11)	(11)	(11)
Net cash (used in) provided by financing activities	(868)	1,475	(474)
Effect of exchange rate changes on cash and cash equivalents	(36)	9	(23)
Net increase (decrease) in cash, cash equivalents, restricted cash and other settlement deposits	239	371	(1,528)
Cash, cash equivalents, restricted cash and other settlement deposits, beginning of year	962	591	2,119
Cash, cash equivalents, restricted cash and other settlement deposits, end of year	$1,201	$962	$591
Cash and cash equivalents, end of year	$1,181	$947	$564
Restricted cash and other settlement deposits, end of year	20	15	27
Cash, cash equivalents and restricted cash, end of year	$1,201	$962	$591
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
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, the Company announced its plan to separate its eye health business, consisting of its Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals businesses into an independent publicly traded entity, Bausch + Lomb, from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). On May 5, 2022, the registration statement related to the initial public offering of Bausch +Lomb (the “B+L IPO”) was declared effective, and Bausch + Lomb’s common stock began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO” on May 6, 2022. Prior to the effectiveness of the registration statement, Bausch + Lomb was an indirect wholly-owned subsidiary of Bausch Health. On May 10, 2022, a wholly owned subsidiary of Bausch Health sold 35,000,000 common shares of Bausch + Lomb pursuant to the B+L IPO. Upon the closing of the B+L IPO and after giving effect to the subsequent partial exercise of the over-allotment option by the underwriters, Bausch Health indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 88% of Bausch + Lomb’s outstanding common shares as of December 31, 2024.
The completion of the full B+L Separation, which may be accomplished by the transfer of all or a portion of the Company’s remaining direct or indirect equity interest in Bausch + Lomb to its shareholders (the “Distribution”), the monetization of all or a portion of the Company’s ownership interest in Bausch + Lomb, or a combination thereof, is subject to the achievement of targeted debt leverage ratios and the receipt of any applicable shareholder and other necessary approvals. The Company continues to evaluate all relevant factors and considerations related to completing the B+L Separation, including the Xifaxan® Generics Litigation (see “Xifaxan® Paragraph IV Proceedings” of Note 20, “LEGAL PROCEEDINGS”).
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
Use of Estimates
In preparing the Company’s Consolidated Financial Statements, management is required to make estimates and assumptions. This includes estimates and assumptions regarding the nature, timing and extent of certain global macroeconomic conditions, including, but not limited to, those related to inflation and supply chain, will have on its operations and cash flows. The estimates and assumptions used by the Company affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include: provisions for product returns, rebates, chargebacks, discounts and allowances and distribution fees paid to certain wholesalers; useful lives of amortizable intangible assets and property, plant and equipment; expected future cash flows used in evaluating intangible assets for impairment, assessing compliance with debt covenants and making going concern assessments; reporting unit fair values for testing goodwill for impairment and allocating goodwill to new reporting unit structures on a relative fair value basis; acquisition-related contingent consideration liabilities; provisions for loss contingencies; provisions for income taxes, uncertain tax positions and realizability of deferred tax assets; fair value of cross-currency swaps; fair value of foreign currency exchange contracts; and the recognition of the fair value of assets and liabilities acquired in a business combination or asset acquisition. Under certain product manufacturing and supply agreements, management uses information from the Company’s commercialization counterparties to arrive at estimates for future returns, rebates and chargebacks.
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
Acquisitions
Acquired businesses are accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at fair value, with limited exceptions. Transaction costs and costs to restructure the acquired company are expensed as incurred. The operating results of the acquired business are reflected in the Consolidated Financial Statements after the date of acquisition. Acquired in-process research and development (“IPR&D”) is recognized at fair value and initially characterized as an indefinite-lived intangible asset, irrespective of whether the acquired IPR&D has an alternative future use. If the acquired net assets do not constitute a business, the transaction is accounted for as an asset acquisition and no goodwill is recognized. In an asset acquisition, the amount allocated to acquired IPR&D with no alternative future use is charged to Other expense at the acquisition date and any contingent consideration is not recorded until it becomes probable.
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
As of December 31, 2024, the Company’s three largest U.S. wholesaler customers accounted for approximately 45% of net trade receivables. In addition, as of December 31, 2024 and 2023, the Company’s net trade receivable balance from Algeria, Argentina, Belarus, Brazil, Greece, Iran, Russia, Serbia, South Africa, Turkey, Ukraine and Venezuela amounted to approximately $144 million in each period, the majority of which is current or less than 90 days past due. The portion of the net trade receivable from these countries that is past due more than 90 days amounted to less than $1 million as of December 31, 2024, a portion of which is comprised of public hospitals. Based on an analysis of credit risk, including an analysis of bad debt experience and assessment of historical payment patterns for such customers, the Company has established a reserve covering more than half of the balance past due more than 90 days for such countries. Over the three-year period ended December 31, 2024, the Company has not experienced any material losses from uncollectible accounts in excess of the established reserves.
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
Allowance for Credit Losses
An allowance is maintained for potential credit losses. The Company estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer credit worthiness, value of collaterals (if any), and any relevant current and reasonably supportable future economic factors. Additionally, the

Company generally estimates the expected credit loss on a pool basis when customers are deemed to have similar risk characteristics. Trade receivable balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected. Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses. Allowance for credit losses were $30 million, $34 million and $33 million as of December 31, 2024, 2023 and 2022, respectively. The activity in the allowance for credit losses for trade receivables was as follows:

(in millions)	2024	2023	2022
Balance, beginning of year	$34	$33	$35
Provision for expected credit losses	4	5	5
Write-offs charged against the allowance	(4)	(5)	(6)
Recoveries of amounts previously written off	3	3	2
Foreign exchange and other	(7)	(2)	(3)
Balance, end of year	$30	$34	$33
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
Property, Plant and Equipment
Property, plant and equipment are reported at cost, less accumulated depreciation. Costs incurred on assets under construction are capitalized as construction in progress. Depreciation is calculated using the straight-line method, commencing when the assets become available for productive use, based on the following estimated useful lives:

Land improvements	15 - 30 years
Buildings and improvements	Up to 40 years
Machinery and equipment	Up to 20 years
Other equipment	3 - 10 years
Equipment on operating lease	Up to 5 years
Leasehold improvements	Lesser of term of lease or 10 years
Intangible Assets
Intangible assets are reported at cost, less accumulated amortization and impairments. Intangible assets with finite lives are amortized over their estimated useful lives. Amortization is calculated primarily using the straight-line method based on the following estimated useful lives:

Product brands	2 - 20 years
Corporate brands	6 - 20 years
Product rights/patents	3 - 15 years
Partner relationships	5 - 9 years
Out-licensed technology and other	5 - 10 years
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
Revenue Recognition
The Company’s revenues are primarily generated from product sales, primarily in the therapeutic areas of GI, hepatology, neurology, dermatology and eye health, that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetic medical devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue which is derived primarily from contract manufacturing for third parties and which is not material. See Note 22, “SEGMENT INFORMATION” for the disaggregation of revenue which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by the economic factors of each category of customer contracts.
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
The Company continually monitors its variable consideration provisions and evaluates the estimates used as additional information becomes available. Adjustments will be made to these provisions periodically to reflect new facts and circumstances that may indicate that historical experience may not be indicative of current and/or future results. The Company is required to make subjective judgments based primarily on its evaluation of current market conditions and trade inventory levels related to the Company’s products. These judgments include the potential impact of macroeconomic factors on, among other things, unemployment and related changes in customer health insurance levels and government stimulus bills that focus on ensuring availability and access to lifesaving drugs during a public health crisis. This evaluation may result in an increase or decrease in the experience rate that is applied to current and future sales, or require an adjustment related to past sales, or both. If the trend in actual amounts of variable consideration varies from the Company’s prior estimates, the Company adjusts these estimates when such trend is believed to be sustainable. At that time, the Company would record the necessary adjustments which would affect net product revenue and earnings reported in the current period. The Company applies this method consistently for contracts with similar characteristics. The following describes the major sources of variable consideration in the Company’s customer arrangements and the methodology, estimates and judgments applied to estimate each type of variable consideration.
The following table presents the activity and ending balances of the Company’s variable consideration provisions for 2024 and 2023.

(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2023	$188	$427	$1,023	$196	$76	$1,910
Current period provision	619	146	2,980	2,050	242	6,037
Payments and credits	(616)	(193)	(2,895)	(2,030)	(274)	(6,008)
Reserve balance, December 31, 2023	191	380	1,108	216	44	1,939
Current period provision	675	160	3,744	1,935	293	6,807
Payments and credits	(696)	(168)	(3,431)	(1,962)	(252)	(6,509)
Reserve balance, December 31, 2024	$170	$372	$1,421	$189	$85	$2,237
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $36 million and $39 million as of December 31, 2024 and 2023, respectively, which are reflected as a reduction of Trade receivables, net in the Consolidated Balance Sheets.
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
Over the last several years, the Company increased its focus on maximizing operational efficiencies and continues to take actions to reduce product returns, including but not limited to: (i) monitoring and reducing customer inventory levels, (ii) instituting disciplined pricing policies and (iii) improving contracting. These actions have had the effect of improving sales return experience, primarily related to branded and generic products. Sales return provisions for 2024 and 2023 were $160 million and $146 million, respectively.
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
Rebate provisions are based on factors such as timing and terms of plans under contract, time to process rebates, product pricing, sales volumes, amount of inventory in the distribution channel and prescription trends. Adjustments to actual for the years 2024 and 2023 were not material to the Company’s revenues or earnings.
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

Distribution Fees
The Company sells products primarily to wholesalers, and in some instances to large pharmacy chains such as CVS and Walmart. The Company has Distribution Services Agreements (“DSAs”) with several large wholesale customers such as McKesson Corporation, Cencora Inc., Cardinal Health, Inc. and McKesson Specialty. Under the DSAs, the wholesalers agree to provide services, and the Company pays the contracted DSA distribution service fees for these services based on product volumes. Additionally, price appreciation credits are generated when the Company increases a product’s wholesaler acquisition cost (“WAC”) under contracts with certain wholesalers. Under such contracts, the Company is entitled to credits from such wholesalers for the impact of that WAC increase on inventory currently on hand at the wholesalers. Such credits are offset against the total distribution service fees paid to each such wholesaler. The variable consideration associated with price appreciation credits is reflected in the transaction price of products sold when it is determined to be probable that a significant reversal will not occur. Included as a reduction of current period provisions for Distribution Fees in the table above are price appreciation credits of $18 million and $11 million for the years 2024 and 2023, respectively.
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
Advertising Costs
Advertising costs comprise product samples, print media, promotional materials and television advertising and are expensed on the first use of the advertisement. Included in Selling, general and administrative expenses are advertising costs of $786 million, $625 million and $518 million, for 2024, 2023 and 2022, respectively.
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
Interest Expense
Interest expense includes standby fees, the amortization of debt discounts and deferred financing costs, accretion of debt premiums and the amortization of amounts excluded from the assessment of effectiveness related to the Company’s cross-currency swaps. Interest expense is generally expensed as incurred. The Company accounts for exchanges of debt in accordance with Accounting Standards Codifications 470-60 which has resulted in certain debt being carried at a premium relative to its principal amount as well as a portion of contractual interest cost being recorded as a reduction of that premium rather than as interest expense. Therefore, interest expense recorded in the Company’s consolidated financial statements differs significantly from the contractual interest rates of the debt subject to this accounting treatment. To the extent interest is related to construction in progress, interest is capitalized. Capitalized interest related to construction in progress as of December 31, 2024 and 2023 was $91 million and $71 million, respectively, and is included in Property, plant and equipment, net.
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
Recently Issued Accounting Standards, Adopted as of December 31, 2024
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and subsequent interim periods. The adoption of this guidance expanded the segment disclosures as required by this ASU. See Note 22, “SEGMENT INFORMATION” for application of this standard.
Recently Issued Accounting Standards, Not Adopted as of December 31, 2024
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expense (“ASU 2024-03”), which requires public companies to disclose, in interim and annual reporting periods, additional information about specific expenses in the financial statements. The amendments in ASU 2024-03 are effective for the Company beginning with its 2027 annual report, and its interim periods beginning in 2028. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is evaluating the impact of adoption on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosures of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies certain other income tax-related disclosures. The enhanced income tax related disclosures required by ASU 2023-09 are effective for the Company beginning with its 2025 annual report. The Company is evaluating the impact of adoption of this guidance on its disclosures.
3.ACQUISITIONS AND LICENSING AGREEMENTS
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
2024 Bausch + Lomb Acquisitions
Acquisition of Elios Vision
During December 2024, Bausch + Lomb, through an affiliate, acquired Elios Vision, Inc. (“Elios Vision”) for (i) a cash payment of approximately $99 million and (ii) potential future milestone obligations as discussed below. Elios Vision, a privately held company, is the developer of the ELIOS® procedure, the first clinically validated, minimally invasive glaucoma surgery procedure using an excimer laser. This acquisition is expected to bolster Bausch + Lomb’s glaucoma treatment portfolio.
The acquisition of Elios Vision has been accounted for as a business combination under the acquisition method of accounting. The total aggregate acquisition consideration of approximately $188 million is calculated as follows:

(in millions)
Cash consideration paid	$99
Estimated fair value of contingent consideration	89
Aggregate purchase consideration	$188
Contingent consideration included as part of the aggregate purchase consideration relates to potential future milestone obligations, including (i) regulatory approval milestones, ranging from $50 million and up to an aggregate of $145 million, depending on the timing of regulatory approval and (ii) sales-based milestones ranging from $75 million and up to an aggregate of $375 million, related to the achievement of annual net sales targets. The estimated fair value of the contingent consideration recognized on the acquisition date related to the above noted potential future milestone obligations was $89 million, of which $11 million was recorded as a current liability. The estimated fair value of the contingent consideration was estimated by using the inputs disclosed in Note 5, “FAIR VALUE MEASUREMENTS”. Bausch + Lomb reassesses its acquisition-related contingent consideration liabilities each quarter for changes in fair value.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to the acquisition of Elios Vision, as of the acquisition date:

(in millions)
Intangible assets, net	$177
Trade receivables, net	2
Inventories, net	4
Property, plant and equipment, net	7
Other non-current assets	1
Accrued and other current liabilities	(7)
Other non-current liabilities	(23)
Total identifiable net assets	161
Goodwill	27
Total fair value of consideration transferred	$188
The fair value of the identifiable intangible assets is determined primarily using the “income approach,” which requires a forecast of the expected future cash flows (including revenue growth rates, cost of goods sold, operating expenses and discount rates). The intangible assets acquired related to the acquisition of Elios Vision, as well as their fair values and estimated useful life consist of the following:

(in millions)	Fair Value	Estimated Useful Life (In Years)
Acquired in-process research and development intangible asset	$95	N/A
Product brands	63	13
Corporate brands	17	10
Other	2	9
Total Intangible assets, net	$177
The assets acquired and liabilities assumed are included within Bausch + Lomb’s Surgical business. Goodwill associated with the Elios Vision acquisition represents deferred taxes as well as an acquired workforce and potential future synergies. Goodwill associated with the Elios Vision acquisition is not deductible for income tax purposes.
The valuation of the assets acquired and liabilities assumed, as part of the Elios Vision acquisition, has not been finalized as of December 31, 2024. The areas that could be subject to change primarily relate to income tax matters. Bausch + Lomb will finalize these amounts no later than one year from the acquisition date.
Revenues and operating results associated with Elios Vision during the period from December 10, 2024 through December 31, 2024 were not material. Pro forma revenues and operating results for the years 2024 and 2023 were not material.
Acquisition of Trukera Medical
In July 2024, Bausch + Lomb, through an affiliate, acquired TearLab Corporation, d/b/a Trukera Medical from its private equity owner, AccelMed Partners, and other shareholders. Trukera Medical, a U.S.-based privately held ophthalmic medical diagnostic company, commercializes ScoutPro®, a point-of-care portable device for precisely measuring osmolarity, the salt content of a person’s tears. This acquisition is expected to expand Bausch + Lomb’s presence in the dry eye market. The acquisition of Trukera Medical has been accounted for as a business combination under the acquisition method of accounting. As of the acquisition date (July 19, 2024), Bausch + Lomb allocated the aggregate purchase consideration of approximately $24 million based on estimated fair values, which included recording $16 million of identifiable intangible assets, $6 million of other net assets and $2 million of goodwill.

The intangible assets acquired related to the acquisition of Trukera Medical, as well as their fair values and estimated useful life consist of the following:

(in millions)	Fair Value	Estimated Useful Life (In Years)
Product Brand	$14	10
Customer Relationships	2	7
Total Intangible assets, net	$16
The assets acquired and liabilities assumed are included within Bausch + Lomb’s Surgical business. Revenues and operating results associated with Trukera Medical during the period from July 19, 2024 through December 31, 2024 were not material. Pro-forma revenues and operating results for 2024 and 2023 were not material.
2023 Bausch + Lomb Acquisitions
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
Prepaid expenses and other current assets associated with the XIIDRA Acquisition represent the terms of an interim contract to purchase inventory, as embedded within the agreements associated with the XIIDRA Acquisition. The terms of the interim contract allowed Bausch + Lomb to acquire the remaining XIIDRA® inventory from Novartis at the end of the contractual term. The remaining inventory was acquired during December 2023 and the prepaid expenses and other current assets recognized were reclassified into Inventories, net, as of December 31, 2023. The balance of this interim contract will be released to Cost of goods sold (excluding amortization and impairments of intangible assets) as Bausch + Lomb sells the acquired inventory over an assumed inventory turnover cycle of approximately two years. Cost of goods sold for 2024 and 2023 includes approximately $81 million and $20 million, respectively, related to the release of this interim contract.
Other non-current liabilities associated with the XIIDRA Acquisition represent the fair value of the contingent consideration liability assumed from Novartis by Bausch + Lomb as a part of the acquisition. The fair value of the assumed contingent consideration recognized on the acquisition date was $31 million and was estimated by using a discount rate of 11%.
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
Included in the Consolidated Statements of Operations for 2023 are: (i) acquisition-related transaction costs, included within Other expense, net, of $20 million, which are directly related to the XIIDRA Acquisition, and include expenditures for representation and warranty insurance premiums, legal, valuation, accounting and other similar professional services and (ii) acquisition-related financing costs, included within Interest expense, of $16 million, which are directly related to the XIIDRA Acquisition, and include expenditures for certain upfront financing commitment costs related to debt financing commitments in place prior to the XIIDRA Acquisition, the issuance of the B+L October 2028 Secured Notes and the establishment of the B+L September 2028 Term Facility, each as defined and further discussed in Note 10, “FINANCING ARRANGEMENTS”. These acquisition-related transaction and financing costs are reflected in pro forma Net loss attributable to Bausch Health Companies Inc., in the table above, for 2022.
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
Acquisition of Blink® Product Line
On July 6, 2023, Bausch + Lomb announced that it had consummated a transaction with Johnson & Johnson Vision, pursuant to which Bausch + Lomb, through an affiliate, acquired the Blink® product line of eye and contact lens drops, which consists of Blink® Tears Lubricating Eye Drops, Blink® Tears Preservative Free Lubricating Eye Drops, Blink GelTears® Lubricating Eye Drops, Blink® Triple Care Lubricating Eye Drops, Blink Contacts® Lubricating Eye Drops and Blink-N-Clean® Lens Drops. This acquisition was made by Bausch + Lomb to continue to grow its global OTC business. Under the terms of the purchase agreement, Bausch + Lomb, through an affiliate, acquired the Blink® product line of eye and contact lens drops for an upfront cash payment of $107 million, which was paid on the closing of the transaction. Bausch + Lomb accounted for the transaction as an asset acquisition. The acquired assets are included within Bausch + Lomb’s Vision Care business. The acquired assets consist of inventory and intangible assets. The intangible assets acquired and estimated useful lives consist of the following:

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
2025 Bausch + Lomb Acquisition
Acquisition of Whitecap Biosciences
During January 2025, Bausch + Lomb, through its affiliate, acquired Whitecap Biosciences, LLC, (“Whitecap Biosciences”) for an upfront payment of approximately $28 million and potential future milestone and royalty payments. The acquisition is expected to expand Bausch + Lomb’s clinical-stage pipeline as Whitecap Biosciences is currently developing two innovative therapies for potential use in glaucoma and geographic atrophy. As this transaction closed during January 2025, the Company is still finalizing the valuation and related purchase accounting.
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
The Company incurred $29 million, $58 million and $30 million of restructuring and integration-related costs during 2024, 2023 and 2022, respectively.
Separation costs, Separation-related costs, IPO Costs and IPO-related Costs
The Company has incurred, and will incur, costs associated with activities relating to the B+L Separation. During 2022, the Company incurred costs associated with activities relating to the Solta IPO, which was suspended in June 2022. These B+L Separation and Solta IPO activities include: (i) separating the Bausch + Lomb and Solta Medical businesses from the remainder of the Company, (ii) completing the B+L IPO and preparing for the suspended Solta IPO and (iii) the actions necessary for Bausch + Lomb to become an independent publicly traded entity. Separation and IPO costs are incremental costs directly related to the B+L Separation and the suspended Solta IPO and include, but are not limited to: (i) legal, audit and advisory fees, (ii) talent acquisition costs and (iii) costs associated with establishing a new board of directors and related board committees for Bausch + Lomb. Separation costs included in Restructuring, integration, separation and IPO costs for 2024 and 2023 are not material. Separation and IPO costs included in Restructuring, integration, separation and IPO costs for 2022 were $33 million.
The Company has incurred, and expects to continue to incur, incremental costs with respect to the B+L Separation. These separation-related costs include, but are not limited to, rebranding costs, advisory fees and costs associated with facility relocation and/or modification. Included in Selling, general and administrative for 2024 and 2023 are Separation-related costs of $13 million and $22 million, respectively, and for 2022, Separation-related and IPO-related costs of $94 million.
The extent and timing of future charges and costs to complete the B+L Separation cannot be reasonably estimated at this time and could be material.
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

	December 31, 2024				December 31, 2023
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$567	$557	$10	$—	$425	$417	$8	$—
Restricted cash	$20	$20	$—	$—	$15	$15	$—	$—
Foreign currency exchange contracts	$10	$—	$10	$—	$3	$—	$3	$—
Liabilities:
Acquisition-related contingent consideration	$359	$—	$—	$359	$292	$—	$—	$292
Cross-currency swaps	$34	$—	$34	$—	$84	$—	$84	$—
Foreign currency exchange contracts	$5	$—	$5	$—	$6	$—	$6	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature. Cash, cash equivalents and restricted cash as presented in the Consolidated Balance Sheet as of December 31, 2024 includes $316 million of cash, cash equivalents and restricted cash held by legal entities of Bausch + Lomb. Cash held by Bausch + Lomb legal entities and any future cash from the operations, investing and financing activities of Bausch + Lomb, is expected to be retained by Bausch + Lomb entities and are generally not available to support the operations, investing and financing activities of other legal entities, including Bausch Health unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders.
There were no transfers into or out of Level 3 during 2024 and 2023.

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
The assets and liabilities associated with the Company’s cross-currency swaps as included in the Consolidated Balance Sheets as of December 31, 2024 and 2023 are as follows:

(in millions)	2024	2023
Other non-current liabilities	$(40)	$(90)
Prepaid expenses and other current assets	$6	$6
Net fair value	$(34)	$(84)
The following table presents the effect of hedging instruments on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Loss for 2024 and 2023:

(in millions)	2024	2023
Gain (loss) recognized in Other comprehensive loss	$50	$(45)
Gain excluded from assessment of hedge effectiveness	$13	$13
Location of gain of excluded component	Interest Expense
No portion of the cross-currency swaps were ineffective for 2024 and 2023. For each of the years 2024 and 2023, the Company received $13 million in interest settlements, which are reported as Investing activities in the Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
During 2024 and 2023, the Company entered into foreign currency exchange contracts. As of December 31, 2024, these contracts had an aggregate outstanding notional amount of $615 million.
The assets and liabilities associated with the Company’s foreign exchange contracts as included in the Consolidated Balance Sheets as of December 31, 2024 and 2023 are as follows:

(in millions)	2024	2023
Accrued and other current liabilities	$(5)	$(6)
Prepaid expenses and other current assets	$10	$3
Net fair value	$5	$(3)
The following table presents the effect of the Company’s foreign exchange contracts on the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for 2024 and 2023:

(in millions)	2024	2023
Gain (loss) related to changes in fair value	$8	$(5)
Gain related to settlements	$2	$6
Acquisition-related Contingent Consideration Obligations
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At December 31, 2024, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 6% to 28%, and a weighted average risk-adjusted discount rate of 9%. The weighted average risk-adjusted discount rate was calculated by weighting each contract’s relative fair value at December 31, 2024.

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the years 2024 and 2023:

(in millions)	2024		2023
Beginning balance, January 1,		$292		$241
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$20		$19
Fair value adjustments due to changes in estimates of other future payments	(5)		40
Acquisition-related contingent consideration		15		59
Additions (Note 3)		89		38
Payments / Settlements		(37)		(46)
Ending balance, December 31,		359		292
Current portion		49		39
Non-current portion		$310		$253
Fair Value of Long-term Debt
The fair value of long-term debt as of December 31, 2024 and 2023 was $18,243 million and $16,270 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).
6.INVENTORIES
Inventories, net, as of December 31, 2024 and 2023 consist of:

(in millions)	2024	2023
Raw materials	$540	$509
Work in process	108	124
Finished goods	947	911
	$1,595	$1,544
7.PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment as of December 31, 2024 and 2023 consist of:

(in millions)	2024	2023
Land	$69	$74
Buildings and improvements	817	823
Machinery and equipment	2,071	2,053
Other equipment and leasehold improvements	362	355
Equipment on operating lease	97	84
Construction in progress	508	401
	3,924	3,790
Accumulated depreciation	(2,144)	(2,083)
	$1,780	$1,707
Depreciation expense was $190 million, $187 million and $179 million for 2024, 2023 and 2022, respectively.

8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets as of December 31, 2024 and 2023 consist of:

	Weighted- Average Remaining Useful Lives (Years)	2024			2023
(in millions)		Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	2	$22,446	$(19,026)	$3,420	$22,579	$(18,243)	$4,336
Corporate brands	5	988	(701)	287	985	(633)	352
Product rights/patents	4	3,255	(3,224)	31	3,323	(3,270)	53
Partner relationships, technology and other	6	370	(355)	15	375	(363)	12
Total finite-lived intangible assets		27,059	(23,306)	3,753	27,262	(22,509)	4,753
Acquired IPR&D	NA	100	—	100	5	—	5
B&L Trademark	NA	1,698	—	1,698	1,698	—	1,698
		$28,857	$(23,306)	$5,551	$28,965	$(22,509)	$6,456
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
Asset impairments in 2024 were $24 million, and primarily related to lower forecasted sales and the discontinuance of certain product brands.
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
Xifaxan® intangible assets had a carrying value of $1,616 million and an estimated remaining useful life of 36 months as of December 31, 2024. The Company has filed lawsuits against third-party generic manufacturers that have sent the Company Notices of Paragraph IV Certification for Xifaxan®. See “Xifaxan® Paragraph IV Proceedings” of Note 20, “LEGAL PROCEEDINGS” for details of the Norwich Legal Decision and the Xifaxan® Generics Litigation.
The Xifaxan® intangible assets were quantitatively tested for potential impairment during the third quarter of 2022. This assessment resulted in no impairment of the carrying value of the Xifaxan® finite-lived intangible assets as of September 30, 2022. As part of that assessment, the Company also determined that no change to the remaining useful lives of its Xifaxan® finite-lived intangible assets was required. During the period September 30, 2022 through December 31, 2024. there were no material adverse changes to the facts and circumstances of the Xifaxan® Generics Litigation or to actual or expected business performance for Xifaxan®. Based on these factors, no impairment to the carrying value of the Xifaxan®

finite-lived intangible assets was identified as of December 31, 2024.
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
The other impairments and adjustments to finite-lived intangible assets are measured as the difference of the historical carrying value of these finite-lived assets as compared to the estimated fair value as determined using a discounted cash flow analysis using Level 3 unobservable inputs.
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
Management continually assesses the useful lives related to the Company’s long-lived assets to reflect the most current assumptions.
Estimated amortization expense of finite-lived intangible assets for the five years ending December 31 and thereafter are as follows:

(in millions)	2025	2026	2027	2028	2029	Thereafter	Total
Amortization	$989	$874	$837	$239	$223	$591	$3,753
Goodwill
The changes in the carrying amounts of goodwill during the years ended December 31, 2024 and 2023 were as follows:

(in millions)	Salix	International	Solta Medical	Diversified	Bausch + Lomb	Total
Balance, January 1, 2023	3,159	789	115	2,238	5,246	11,547
Additions	—	—	—	—	31	31
Impairment	—	—	—	(493)	—	(493)
Foreign exchange and other	—	73	—	(12)	37	98
Balance, December 31, 2023	3,159	862	115	1,733	5,314	11,183
Additions	—	—	—	—	29	29
Foreign exchange and other	—	(70)	—	26	(81)	(125)
Balance, December 31, 2024	$3,159	$792	$115	$1,759	$5,262	$11,087
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
2022
First Quarter 2022 - Realignment of Segments
Commencing in the first quarter of 2022, the Company began operating in the following reportable segments: (i) Salix, (ii) International, (iii) Solta Medical, (iv) Diversified and (v) Bausch + Lomb. The Salix segment consists of the Salix reporting unit. The International segment consists of the International reporting unit. The Solta Medical segment consists of the Solta reporting unit. The Diversified segment consists of the: (i) Neurology, (ii) Generics, (iii) Dermatology and (iv) Dentistry reporting units. The Bausch + Lomb segment consists of the: (i) Vision Care, (ii) Pharmaceuticals and (iii) Surgical reporting units.
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
Salix
The Company has filed lawsuits against third-party generic manufacturers that have sent the Company Notices of Paragraph IV Certification for Xifaxan®. See “Xifaxan® Paragraph IV Proceedings” of Note 20, “LEGAL PROCEEDINGS” for details of the Norwich Legal Decision and Xifaxan® Generics Litigation.
Xifaxan® revenues currently represent approximately 85% of the Salix reporting unit’s revenue. The ultimate outcome of the Norwich Legal Decision and other potential future related developments, including a competitor’s ability to launch a successful generic version to Xifaxan®, could impact the timing and extent of future revenues and cash flows associated with Xifaxan®. As such, the Company believed that this uncertainty of the possible outcomes of the Norwich Legal Decision and the potential impact on Xifaxan® revenues were indicators that the Salix reporting unit’s fair value could be less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit.
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

As of September 30, 2022, the carrying value of the Salix reporting unit was less than its fair value as determined by the Company’s probability-weighted discount valuation model and therefore no impairment was recorded as of September 30, 2022. However, as the Company’s probability-weighted discount valuation included certain scenarios under which the Company does not retain market exclusivity for Xifaxan® through January 2028, these probability-weighted fair values of the Salix reporting unit exceeded its carrying value by less than 5.0%.
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
Neurology
The Neurology reporting unit operates in the United States, where shifting market dynamics, including changes in payer demands, health care legislation, and other regulations contribute to increasing pressure for the reduction of healthcare costs, through both pricing of pharmaceutical products and/or directing patients to lower cost unbranded generic products. The nature of the Neurology reporting unit’s product portfolio, which includes branded generic pharmaceuticals, is by its nature impacted by these changing market dynamics. As a result, the Company took steps to: (i) reassess its pricing strategies, (ii) re-evaluate its marketing and promotional efforts and (iii) reduce its cost structure, and has revised its long-term forecasts for the Neurology reporting unit to reflect these developments.
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
The quantitative fair value test for the Neurology reporting unit utilized the most recent cash flow projections for the Neurology reporting unit as revised in the third quarter of 2023 to reflect current market conditions and current trends in business performance. The quantitative assessment utilized a long-term growth rate of -2.5% and a discount rate of 10.50%. Based on the quantitative fair value test, the carrying value of the Neurology reporting unit exceeded its fair value at September 30, 2023, and the Company recognized a goodwill impairment of $251 million for the three months ended September 30, 2023. As of September 30, 2023, the Neurology reporting unit had remaining goodwill of $1,192 million. During 2024, no facts or circumstances were identified which would indicate that additional fair value quantitative testing was necessary.
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
Generics
The Generics reporting unit operates in the United States, where shifting market dynamics have led to increased competition with respect to generic pharmaceuticals which impacts both pricing and potential market share. The Company expected these dynamics to intensify in the future, and as such revised its long-term forecasts, including for the sale of Company branded products when they reach loss of exclusivity in the future to reflect these developments.
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

2024 Interim Impairment Testing
During the period January 1, 2024 through September 30, 2024, the Company continued to monitor the market conditions and trends in business performance for all its reporting units and determined that no events occurred, or circumstances changed that would indicate that the fair value of any reporting unit might be below its carrying value.
2024 Annual Impairment Test
The Company performed its annual goodwill impairment test as of October 1, 2024. Given the current market conditions and trends in business performance of the Generics and Dermatology reporting units and there being no headroom resulting from the previous quantitative assessments for these reporting units, the Company elected to perform separate quantitative fair value tests. For the Company’s remaining reporting units, the Company conducted its annual goodwill impairment test as of October 1, 2024, by first assessing qualitative factors. Based on its qualitative assessment as of October 1, 2024, management believed that, it was more likely than not that the carrying amounts of its remaining reporting units were less than their respective fair values and therefore concluded that a quantitative fair value test for the remaining reporting units was not required.
Generics
The quantitative fair value test for the Generics reporting unit utilized the most recent cash flow projections for the reporting unit as revised in the fourth quarter of 2024 to reflect current market conditions and current trends in business performance. The quantitative assessment utilized a long-term growth rate of 1.0% and a discount rate of 8.50% in the estimation of the reporting unit’s fair value. After completing the testing, the fair value of the Generics reporting unit exceeded its carrying value by approximately 50%, and therefore, there was no impairment to goodwill. As of December 31, 2024, the Generics reporting unit had remaining goodwill of $227 million.
Dermatology
The quantitative fair value test for the Dermatology reporting unit utilized the most recent cash flow projections for the reporting unit as revised in the fourth quarter of 2024 to reflect current market conditions and current trends in business performance. The quantitative assessment utilized a long-term growth rate of 0% and a discount rate of 9.50% in the estimation of the reporting unit’s fair value. After completing the testing, the fair value of the Dermatology reporting unit exceeded its carrying value by more than 50%, and, therefore, there was no impairment to goodwill. As of December 31, 2024, the Dermatology reporting unit had remaining goodwill of $329 million.
December 31, 2024
During the period October 1, 2024 through December 31, 2024, the Company continued to monitor the market conditions and trends in business performance for all its reporting units and determined that no events occurred, or circumstances changed that would indicate that the fair value of any reporting unit might be below its carrying value. However, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future and those charges could be material.
Accumulated goodwill impairment charges through December 31, 2024 were $5,497 million.
9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities as of December 31, 2024 and 2023 consist of:

(in millions)	2024	2023
Product rebates	$1,385	$1,069
Product returns	372	380
Employee compensation and benefit costs	348	360
Legal matters and related fees	332	344
Interest	217	236
Income taxes payable	63	47
Other	705	697
	$3,422	$3,133

10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of premiums, discounts and issuance costs as of December 31, 2024 and 2023 consists of the following:

		2024		2023
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities:
2022 Amended Credit Agreement
2027 Revolving Credit Facility	February 2027	$—	$—	$—	$—
February 2027 Term Loan B Facility	February 2027	2,187	2,166	2,312	2,279
AR Credit Facility	January 2028	300	300	350	350
B+L Credit Facilities
B+L Revolving Credit Facility	May 2027	110	110	275	275
B+L May 2027 Term Loan B Facility	May 2027	2,437	2,412	2,462	2,426
B+L May 2027 Incremental Term Loan B Facility	May 2027	400	396	—	—
B+L September 2028 Term Loan B Facility	September 2028	494	486	499	487
Senior Secured Notes:
5.500% Secured Notes	November 2025	1,680	1,678	1,680	1,675
6.125% Secured Notes	February 2027	1,000	993	1,000	990
5.750% Secured Notes	August 2027	500	498	500	497
4.875% Secured Notes	June 2028	1,600	1,589	1,600	1,586
11.00% First Lien Secured Notes	September 2028	1,774	2,481	1,774	2,654
14.00% Second Lien Secured Notes	October 2030	352	622	352	666
B+L Senior Secured Notes:
B+L 8.375% Secured Notes	October 2028	1,400	1,382	1,400	1,377
9.00% Intermediate Holdco Secured Notes	January 2028	999	1,279	999	1,358
Senior Unsecured Notes:
9.000%	December 2025	535	533	955	950
9.250%	April 2026	602	601	737	734
8.500%	January 2027	643	643	643	644
7.000%	January 2028	171	171	171	170
5.000%	January 2028	433	431	433	430
6.250%	February 2029	821	816	821	814
5.000%	February 2029	452	449	452	448
7.250%	May 2029	336	335	337	334
5.250%	January 2030	779	774	779	773
5.250%	February 2031	463	459	463	459
Other	Various	12	12	12	12
Total long-term debt and other		$20,480	21,616	$21,006	22,388
Less: Current portion of long-term debt and other			2,674		450
Non-current portion of long-term debt			$18,942		$21,938
Covenant Compliance
The Senior Secured Credit Facilities (as defined below), the B+L Credit Facilities (as defined below), the AR Credit Facility (as defined below) and the indentures governing the Senior Secured Notes (as defined and described in the table above), the 9.00% Intermediate Holdco Secured Notes (as defined below) and Senior Unsecured Notes (as defined and described in the table above) contain customary affirmative and negative covenants and specified events of default. These affirmative and negative covenants include, among other things, and subject to certain qualifications and exceptions, covenants that restrict the Company’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. As of December 31, 2024, the amount available for restricted payments under the “builder basket” in the Company’s most restrictive indentures (as defined by those indentures) was approximately $10,700 million (although such availability is subject to the Company’s compliance with a 2.00:1.00 fixed charge coverage ratio). The 2027 Revolving Credit Facility (as defined below) also contains a financial maintenance covenant that, requires the Company to maintain a first lien net leverage ratio of not greater than 4.00:1.00. The financial maintenance covenant may be waived or amended without the consent of the term loan facility lenders and contains a customary term loan facility standstill.
As of December 31, 2024, the Company was in compliance with its financial maintenance covenant related to its debt obligations. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations over that same period.
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
The secured notes issued in the 2022 Exchange consist of: (i) $1,774 million in aggregate principal amount of new 11.00% First Lien Secured Notes due 2028 (the “11.00% First Lien Secured Notes”) issued by the Company, (ii) $352 million in aggregate principal amount of new 14.00% Second Lien Secured Notes due 2030 (the “14.00% Second Lien Secured Notes” and, together with the 11.00% First Lien Secured Notes, the “New BHC Secured Notes”) issued by the Company and (iii) $999 million in aggregate principal amount of new 9.00% Senior Secured Notes due 2028 (the “9.00% Intermediate Holdco Secured Notes” and, together with the New BHC Secured Notes, the “2022 Secured Notes”) issued by 1375209 B.C. Ltd. (“Intermediate Holdco”), an existing indirect wholly-owned unrestricted subsidiary of the Company that held 38.3% of the issued and outstanding common shares of Bausch + Lomb as of December 31, 2024.
The Company performed an assessment of the 2022 Exchange and determined that it met the criteria to be accounted for as a troubled debt restructuring under Accounting Standards Codification 470-60. For each series of the Existing Unsecured Senior Notes exchanged, the undiscounted cash flows associated with the 2022 Secured Notes issued were compared to the carrying value of the Existing Unsecured Senior Notes exchanged for such 2022 Secured Notes and the applicable exchange was accounted for as follows: (i) to the extent the undiscounted cash flows of the 2022 Secured Notes in question were lower than the carrying value of the applicable Existing Unsecured Senior Notes exchanged, the carrying value of the applicable 2022 Secured Notes was established at the total of these undiscounted cash flows, with a gain recorded for the remaining difference between this value and the carrying value of the applicable Existing Senior Unsecured Notes (as such, no interest expense will be recorded for the applicable 2022 Secured Notes prospectively) and (ii) to the extent the undiscounted cash flows of the 2022 Secured Notes in question exceeded the carrying value of the applicable Existing Unsecured Senior Notes exchanged, the carrying value of the applicable 2022 Secured Notes was established at the carrying value of the applicable Existing Senior Unsecured Notes, and the Company established new effective interest rates based on the carrying value of the applicable Existing Unsecured Senior Notes prior to the 2022 Exchange.
The difference between the principal amount of the 2022 Secured Notes and their carrying value was recorded as a premium and is included in long-term debt on the Company’s Consolidated Balance Sheet.
In connection with the 2022 Exchange during 2022, the Company recorded a gain of $570 million, net of third party fees of $25 million.
The premium recorded on the 2022 Secured Notes was $1,835 million, which will be reduced as contractual interest payments are made on the 2022 Secured Notes. During 2024 and 2023, the Company made contractual interest payments of $334 million and $321 million, respectively related to the 2022 Secured Notes, of which $295 million and $282 million, respectively was recorded as a reduction of the premium.

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
Senior Secured Credit Facilities under the 2022 Amended Credit Agreement
On May 10, 2022, the Company and certain of its subsidiaries as guarantors entered into a Second Amendment (the “Second Amendment”) to the Fourth Amended and Restated Credit and Guaranty Agreement (as amended by the Second Amendment, the “2022 Amended Credit Agreement”). The 2022 Amended Credit Agreement provides for a new term loan facility with an aggregate principal amount of $2,500 million (the “2027 Term Loan B Facility”) maturing on February 1, 2027 and a new revolving credit facility of $975 million (the “2027 Revolving Credit Facility”) that will mature on the earlier of February 1, 2027 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company and Bausch Health Americas, Inc. (“BHA”) in an aggregate principal amount in excess of $1,000 million. Borrowings under the 2027 Revolving Credit Facility can be made in U.S. dollars, Canadian dollars or Euros. After giving effect to the Second Amendment, the 2023 Revolving Credit Facility, June 2025 Term Loan B Facility and November 2025 Term Loan B Facility were refinanced (such refinancing, the “Credit Agreement Refinancing”), along with certain of the Company’s existing senior notes, using net proceeds from the borrowings under the 2027 Term Loan B Facility, the B+L IPO and the B+L Debt Financing and available cash on hand. As of December 31, 2024, the Company had no outstanding borrowings and had $25 million of issued and outstanding letters of credit on the 2027 Revolving Credit Facility.
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
The amortization rate for the 2027 Term Loan B Facility is 5.00% per annum, or $125 million, payable in quarterly installments beginning on September 30, 2022. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of December 31, 2024, the remaining mandatory quarterly amortization payments for the 2027 Term Loan B Facility were $250 million through December 2026.
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
On November 29, 2022, the Company designated 1261229 B.C. Ltd as an unrestricted subsidiary of the Company in accordance with the terms of the Company’s debt documents. In connection therewith, all of the subsidiaries of 1261229 B.C. Ltd., including Bausch + Lomb and its subsidiaries, are unrestricted subsidiaries of the Company and, as a result, are not subject to the covenants under the Bausch Health debt documents, and the earnings and net debt of Bausch + Lomb, as defined in the relevant debt documents, are also not included in the calculation of the Company’s financial maintenance covenant. As of December 31, 2024, 1261229 B.C. Ltd., directly or indirectly, held approximately 88% of the issued and outstanding shares of Bausch + Lomb.
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
As of December 31, 2024, there were $300 million of outstanding borrowings under the AR Credit Facility at an all-in interest rate of 11.20%.
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
On September 29, 2023, Bausch + Lomb entered into an incremental term loan facility secured on a pari passu basis with its existing B+L May 2027 Term Loan B Facility. This incremental term loan facility was entered into in the form of an incremental amendment (the “September 2023 Credit Facility Amendment”) to Bausch + Lomb’s Original Credit Agreement (the Original Credit Agreement, as amended by the September 2023 Credit Facility Amendment, the “Initial B+L Amended Credit Agreement”) and consisted of borrowings of $500 million in new term B loans with a five-year term to maturity (the “B+L September 2028 Term Loan B Facility”). A portion of the proceeds from the B+L September 2028 Term Loan B Facility and B+L October 2028 Secured Notes (as defined below) were used to finance the $1,750 million upfront payment related to the XIIDRA Acquisition (as discussed further in Note 3, “ACQUISITIONS AND LICENSING AGREEMENTS”) and related acquisition and financing costs.
On April 19, 2024, Bausch + Lomb entered into a suspension of rights agreement (the “B+L Suspension of Rights Agreement”) with respect to the Initial B+L Amended Credit Agreement, pursuant to which Canadian dollar-denominated loans ceased to be available from June 28, 2024, until such date as the parties enter into an amendment of the Initial B+L Amended Credit Agreement to replace the Canadian Dollar Offered Rate with the replacement benchmark applicable to Canadian dollar-denominated loans.
On November 1, 2024, Bausch + Lomb entered into an additional incremental term loan facility secured on a pari passu basis with its existing B+L May 2027 Term Loan B Facility and B+L September 2028 Term Loan B Facility. This incremental term loan facility was entered into in the form of an incremental amendment (the “November 2024 Credit Facility Amendment”) to the Initial B+L Amended Credit Agreement (the Initial B+L Amended Credit Agreement, as amended by the November 2024 Credit Facility Amendment, the “B+L Second Amended Credit Agreement”) and consisted of borrowing $400 million of new term loans with a maturity of May 2027 (the “B+L May 2027 Incremental Term Loan B Facility” and, together with the B+L September 2028 Term Loan B Facility and the B+L May 2027 Term Loan B Facility, the “B+L Term Facilities,”; the B+L Term Facilities, together with the B+L Revolving Credit Facility, the “B+L Senior Secured Credit Facilities”). The proceeds from the B+L May 2027 Incremental Term Loan B Facility were used to repay revolving loans outstanding under the B+L Amended Credit Agreement and for general corporate purposes.
The B+L Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The B+L Term Facilities are denominated in U.S. dollars, and borrowings under the B+L Revolving Credit Facility may be made available in U.S. dollars, euros, pounds sterling (and, subject to the B+L Suspension of Rights Agreement, Canadian dollars). As of December 31, 2024, the B+L Revolving Credit Facility had $110 million of outstanding borrowings, $32 million of issued and outstanding letters of credit and $358 million of remaining availability.
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
The applicable interest rate margins for borrowings under the B+L Revolving Credit Facility are: (i) between 0.75% to 1.75% with respect to U.S. dollar base rate borrowings and between 1.75% to 2.75% with respect to SOFR, EURIBOR or SONIA borrowings based on Bausch + Lomb’s total net leverage ratio and (ii) after: (x) Bausch + Lomb’s senior unsecured non-credit-enhanced long term indebtedness for borrowed money receives an investment grade rating from at least two of Standard & Poor’s, Moody’s and Fitch and (y) the B+L Term Facilities have been repaid in full in cash (the “IG Trigger”), between 0.015% to 0.475% with respect to U.S. dollar base rate borrowings and between 1.015% to 1.475% with respect to SOFR, EURIBOR or SONIA borrowings based on Bausch + Lomb’s debt rating. The stated rate of interest for borrowings under the Revolving Credit Facility at December 31, 2024 was 7.29% per annum. In addition, Bausch + Lomb is required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the B+L Revolving Credit Facility, payable quarterly in arrears until the IG Trigger and, thereafter, a facility fee between 0.110% to 0.275% of the total revolving commitments, whether used or unused, based on Bausch + Lomb’s debt rating and payable quarterly in arrears. Bausch + Lomb is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the B+L Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.
Borrowings under the B+L May 2027 Term Loan B Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (i) a term SOFR-based rate, plus an applicable margin of 3.25% or (ii) a U.S. dollar base rate, plus an applicable margin of 2.25% (provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time). Term SOFR-based loans are subject to a credit spread adjustment of 0.10%. The stated rate of interest under the B+L May 2027 Term Loan B Facility at December 31, 2024 was 7.69% per annum.
Borrowings under the B+L September 2028 Term Loan B Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.00%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.00% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the B+L September 2028 Term Facility are not subject to any credit spread adjustment. The stated rate of interest under the B+L September 2028 Term Loan B Facility as of December 31, 2024 was 8.33% per annum.
Borrowings under the B+L May 2027 Incremental Term Loan B Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (i) a term SOFR-based rate, plus an applicable margin of 3.25% or (ii) a U.S. dollar base rate, plus an applicable margin of 2.25% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the B+L May 2027 Incremental Term Facility are subject to a credit spread adjustment of 0.10%. The stated rate of interest under the B+L May 2027 Incremental Term Loan B Facility at December 31, 2024 was 7.71% per annum.
Subject to certain exceptions and customary baskets set forth in the B+L Amended Credit Agreement, Bausch + Lomb is required to make mandatory prepayments of the loans under the B+L Term Facilities under certain circumstances, including from: (i) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights, decrease based on leverage ratios and net proceeds threshold), (ii) 100% of the net cash proceeds from the incurrence of debt (other than permitted debt as described in the B+L Amended Credit Agreement), (iii) 50% of Excess Cash Flow (as defined in the B+L Amended Credit Agreement) subject to decrease based on leverage ratios and subject to a threshold amount and (iv) 100% of net cash proceeds from asset sales (subject to reinvestment rights, decrease based on leverage ratios and net proceeds threshold). These mandatory prepayments may be used to satisfy future amortization.
The amortization rate for the B+L May 2027 Term Loan B Facility is 1.00% per annum, or $25 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of December 31, 2024, the remaining mandatory quarterly amortization payments for the B+L May 2027 Term Loan B Facility were $56 million through March 2027, with the remaining term loan balance being due in May 2027.
The amortization rate for the B+L September 2028 Term Loan B Facility is 1.00% per annum, or $5 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of December 31, 2024, the remaining mandatory quarterly amortization payments for the B+L September 2028

Term Loan B Facility were $18 million through June 2028, with the remaining term loan balance being due in September 2028.
The amortization rate for the B+L May 2027 Incremental Term Loan B Facility is: (i) for the eight quarters commencing with the quarter ending March 31, 2025, 2.50% per annum, or $10 million and (ii) thereafter, 7.50% per annum, or $30 million, in each case, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of December 31, 2024, the remaining mandatory quarterly amortization payments for the B+L May 2027 Incremental Term Loan B Facility were $20 million through December 2026, with an additional amortization payment of approximately $8 million due in March 2027 and the remaining term loan balance being due in May 2027.
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
The November 2025 Secured Notes are redeemable at the option of the Company, in whole or in part, at any time, at the redemption prices set forth in the indenture, plus accrued and unpaid interest to, but not including, the date of the redemption.
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

4.875% Senior Secured Notes due 2028
On June 8, 2021, the Company issued $1,600 million aggregate principal amount of 4.875% Senior Secured Notes due June 2028 (the “June 2028 Secured Notes”) in a private placement. The proceeds and cash on hand were used to: (i) repurchase a portion and redeem the remainder of $1,600 million of the March 2024 Secured Notes, representing the remaining outstanding principal balance of the March 2024 Secured Notes and (ii) pay all fees and expenses associated with these transactions.
The June 2028 Secured Notes are redeemable at the option of the Company, in whole or in part, at the redemption prices set forth in the June 2028 Secured Notes indenture, plus accrued and unpaid interest to, but not including, the date of the redemption.
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
The February 2027 Secured Notes are redeemable at the option of the Company, in whole or in part, at any time on or after February 2024, at the redemption prices set forth in the indenture, plus accrued and unpaid interest to, but not including, the date of the redemption.
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
9.00% Intermediate Holdco Senior Secured Notes
The 9.00% Intermediate Holdco Secured Notes mature on January 30, 2028, and have a stated interest of 9.00% per year that is payable semi-annually in arrears on each January 30 and July 30. The 9.00% Intermediate Holdco Secured Notes are redeemable at the option of Intermediate Holdco, in whole or in part, at any time, at par, plus accrued and unpaid interest to, but not including, the date of the redemption.
The 9.00% Intermediate Holdco Secured Notes are general senior secured obligations of Intermediate Holdco and secured by first priority liens (subject to permitted liens and certain other exceptions) on substantially all of the assets of Intermediate Holdco, which as of December 31, 2024 were comprised of 38.3% (135,099,643 shares) of the issued and outstanding common shares of Bausch + Lomb. The 9.00% Intermediate Holdco Secured Notes and Intermediate Holdco’s other obligations under the indenture governing such notes are not obligations or responsibilities of, or guaranteed by, the Company, Bausch + Lomb or any of their respective affiliates or subsidiaries (other than the issuer Intermediate Holdco). The sole recourse of the holders of the 9.00% Intermediate Holdco Secured Notes under the 9.00% Intermediate Holdco Secured Notes and the indenture governing such notes is limited to Intermediate Holdco and its assets.

B+L 8.375% Senior Secured Notes due 2028 - September 2023 Financing
On September 29, 2023, Bausch + Lomb issued $1,400 million aggregate principal amount of 8.375% Senior Secured Notes due October 2028 (the “B+L October 2028 Secured Notes”). A portion of the proceeds from the B+L October 2028 Secured Notes, along with the proceeds of the September 2028 Term Loan B Facility, were used to finance the $1,750 million upfront payment related to the acquisition of XIIDRA® and certain other ophthalmology assets from Novartis (as discussed in Note 3, “ACQUISITIONS AND LICENSING AGREEMENTS”) and related acquisition and financing costs. The B+L October 2028 Secured Notes accrue interest at a rate of 8.375% per year, payable semi-annually in arrears on each April 1 and October 1, commencing on April 1, 2024.
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
The B+L October 2028 Secured Notes are redeemable at the option of Bausch + Lomb, in whole or in part, at any time on or after October 1, 2025, at the redemption prices set forth in the indenture, plus accrued and unpaid interest to, but not including, the date of the redemption. Prior to October 1, 2025, Bausch + Lomb may redeem the B+L October 2028 Secured Notes in whole or in part at a redemption price equal to the principal amount of the Notes redeemed plus a make-whole premium. Prior to October 1, 2025, Bausch + Lomb may, on any one or more occasions redeem up to 40% of the aggregate principal amount of the October 2028 Secured Notes at a redemption price of 108.375% of the principal amount thereof, redeemed plus accrued and unpaid interest to, but not including, the date of redemption with the proceeds of one or more equity offerings.
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
The Company may redeem all or a portion of the December 2025 Unsecured Notes, at the applicable redemption prices set forth in the December 2025 Unsecured Notes indenture, plus accrued and unpaid interest to the date of redemption. On September 30, 2022, $541 million in aggregate principal balance of the December 2025 Unsecured Notes were validly tendered and accepted by the Company in connection with the 2022 Exchange noted above. In December 2023, $4 million in aggregate principal balance of the December 2025 Unsecured Notes were purchased in the open market and retired. In January 2024 and May 2024, $420 million in aggregate principal balance were purchased in the open market and in privately negotiated transaction and retired.
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
BHA may redeem all or a portion of the April 2026 Unsecured Notes at the applicable redemption prices set forth in the April 2026 Unsecured Notes indenture, plus accrued and unpaid interest to the date of redemption. On September 30, 2022, $752 million in aggregate principal balance of the April 2026 Unsecured Notes were validly tendered and accepted by the Company in connection with the 2022 Exchange noted above. In December 2023, $4 million in aggregate principal balance of the April 2026 Unsecured Notes were purchased in the open market and retired. In January 2024, $135 million in aggregate principal balance were purchased in the open market and retired.
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

BHA may redeem all or a portion of the January 2027 Unsecured Notes at the applicable redemption prices set forth in the January 2027 Unsecured Notes indenture, plus accrued and unpaid interest to the date of redemption. On September 30, 2022, $1,099 million in aggregate principal balance of the 8.500% January 2027 Unsecured Notes were validly tendered and accepted by the Company in connection with the 2022 Exchange noted above.
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
The 7.000% January 2028 Unsecured Notes and the May 2029 Unsecured Notes are redeemable at the option of the Company, in whole or in part, at any time, at the redemption prices set forth in the respective indentures, plus accrued and unpaid interest to, but not including, the date of the redemption.
On September 30, 2022, $540 million and $373 million in aggregate principal balance of the 7.000% January 2028 Unsecured Notes and 7.250% May 2029 Unsecured Notes, respectively, were validly tendered and accepted by the Company in connection with the 2022 Exchange noted above.
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
Interest on the 5.000% January 2028 Unsecured Notes is payable semi-annually in arrears on each January 30 and July 30. Interest on the January 2030 Unsecured Notes is payable semi-annually in arrears on each January 30 and July 30. The 5.000% January 2028 Unsecured Notes and the January 2030 Unsecured Notes are redeemable at the option of the Company, in whole or in part, at any time, at the redemption prices set forth in the respective indentures, plus accrued and unpaid interest to, but not including, the date of the redemption.
On September 30, 2022, $710 million and $332 million in aggregate principal balance of the 5.000% January 2028 Unsecured Notes and the January 2030 Unsecured Notes, respectively, were validly tendered and accepted by the Company in connection with the 2022 Exchange noted above.
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
On September 30, 2022, $540 million in aggregate principal balance of the 6.250% February 2029 Unsecured Notes were validly tendered and accepted by the Company in connection with the 2022 Exchange noted above.
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
On September 30, 2022, $371 million and $336 million in aggregate principal balance of the 5.000% February 2029 Unsecured Notes and 5.250% February 2031 Unsecured Notes, respectively, were validly tendered and accepted by the Company in connection with the 2022 Exchange noted above.
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of December 31, 2024 and 2023 was 7.72% and 8.05%, respectively. Due to the accounting treatment for the 2022 Secured Notes, interest expense in the Company’s financial statements for 2024 and 2023, and in future periods will not be representative of the weighted average stated rate of interest.
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
In September 2022, the Company completed the 2022 Exchange and recorded a net gain on extinguishment of debt of $570 million as described above.
In connection with (i) the repayment of the June 2025 Term Loan B Facility, November 2025 Term Loan B Facility and 2023 Revolving Credit Facility and (ii) the redemption of April 2025 Unsecured Notes, the Company incurred a loss on extinguishment of debt of $64 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value.

Maturities and Mandatory Payments
Maturities and mandatory payments of debt obligations for the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
2025	$2,380
2026	767
2027	6,963
2028	7,168
2029	1,609
Thereafter	1,593
Total debt obligations	20,480
Unamortized premiums, discounts and issuance costs	1,136
Total long-term debt and other	$21,616
The Company regularly evaluates market conditions, its liquidity profile and available financing alternatives, and may consider executing opportunistic financing transactions, including but not limited to, refinancing or restructuring consolidated indebtedness, issuing new debt instruments, divesting of assets or businesses and issuing equity or equity-linked securities (including secondary offerings of a portion of its holdings of common shares of Bausch + Lomb), as deemed appropriate, to manage its debt maturities and improve its capital structure and liquidity.
The principal value of debt obligations due in 2025 includes $1,680 million of 5.50% Senior Secured Notes due on November 1, 2025 and the $535 million of 9.00% Senior Unsecured Notes due on December 15, 2025. The principal value of the debt obligations due in 2026 includes $602 million of 9.25% Senior Unsecured Notes due on April 1, 2026. The Company believes that its existing sources of liquidity, including current cash balances, cash generated from operations, and availability under its Revolving Credit Facility, AR Credit Facility and Bridge Facility (as discussed below) will be sufficient to meet these debt obligations at or prior to their maturity.
The Company’s ability to satisfy its remaining debt obligations will depend upon its future operating performance, as well as its continuing efforts to improve its balance sheet, including raising new capital, refinancing debt, and/or monetizing a portion of the Company’s holdings of common shares of Bausch + Lomb.
The Company’s ability to raise new capital or refinance its debt or monetize a portion of its holdings of common shares of Bausch + Lomb, will depend on the capital markets and its financial condition at such times. The Company’s financing initiatives will also depend upon factors including prevailing economic conditions and financial, business and other factors, many of which are beyond its control. If the Company is unable to refinance on terms acceptable to the Company, whether because of the condition of the capital markets or the Company’s own financial condition, it may be unable to raise new capital or to restructure or refinance its debt, or to do so on terms that are favorable to the Company.
Under the 2022 Amended Credit Agreement, there is no Excess Cash Flow payment due for 2024.
Bridge Facility
On February 11, 2025, 1261229 B.C. Ltd., entered into a commitment with a third-party lender to provide a senior secured bridge loan facility in an aggregate principal amount of up to $700 million, subject to limitations based on the value of the collateral (the “Bridge Facility”). The obligations to fund the Bridge Facility terminate after September 9, 2025, and are subject to customary terms and conditions.
If funded, collateral for the Bridge Facility would include a portion of the Bausch + Lomb shares owned by the Company. The Bridge Facility, if funded, will mature 364 days from the date of funding and is expected to bear interest at the Company’s option, at either: (a) the term SOFR rate subject to a floor of 0.50% per annum plus 475 basis points per annum or (b) the Alternate Base Rate plus 375 basis points per annum, in each case subject to customary step ups prior to maturity. In the event the Bridge Facility is funded, the sole recourse of any Bridge Facility lender would be limited to 1261229 B.C. Ltd. and the collateral granted by it.

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
Accounting for Pension Benefit Plans and Postretirement Benefit Plan
The Company recognizes in its Consolidated Balance Sheets an asset or liability equal to the over- or under-funded benefit obligation of each defined benefit pension plan and postretirement benefit plan. Actuarial gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic cost (benefit) are recognized, net of tax, as a component of Other comprehensive income (loss).
The amounts included in Accumulated other comprehensive loss as of December 31, 2024 and 2023 were as follows:

	Pension Benefit Plans				U.S. Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2024	2023	2024	2023	2024	2023
Unrecognized actuarial (losses) gains	$(29)	$(31)	$(20)	$(22)	$4	$3
Unrecognized prior service credits	$—	$—	$21	$23	$1	$3
Net Periodic Cost (Benefit)
The table below provides the components of net periodic cost (benefit) for the Company’s defined benefit pension plans and postretirement benefit plan in 2024, 2023 and 2022:

	Pension Benefit Plans						U.S. Postretirement Benefit Plan
	U.S. Plan			Non-U.S. Plans
(in millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost	$1	$2	$1	$3	$3	$4	$—	$—	$—
Interest cost	8	9	5	5	5	4	1	1	1
Expected return on plan assets	(9)	(9)	(10)	(4)	(4)	(4)	—	—	—
Amortization of net loss	1	1	—	—	—	1	—	—	—
Amortization of prior service credit	—	—	—	(1)	(1)	(1)	(2)	(2)	(2)
Settlement loss recognized	—	—	1	1	2	8	—	—	—
Net periodic cost (benefit)	$1	$3	$(3)	$4	$5	$12	$(1)	$(1)	$(1)

Benefit Obligation, Change in Plan Assets and Funded Status
The table below presents components of the change in projected benefit obligation, change in plan assets and funded status for 2024 and 2023:

	Pension Benefit Plans				U.S. Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2024	2023	2024	2023	2024	2023
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$170	$172	$123	$113	$25	$27
Service cost	1	2	3	3	—	—
Interest cost	8	9	5	5	1	1
Settlements	—	—	(3)	(6)	—	—
Benefits paid	(15)	(16)	(5)	(4)	(2)	(3)
Actuarial (gain) loss	(3)	3	1	8	(1)	—
Currency translation adjustments	—	—	(10)	4	—	—
Projected benefit obligation, end of year	161	170	114	123	23	25

Change in Plan Assets
Fair value of plan assets, beginning of year	162	162	100	93	—	—
Actual return on plan assets	6	16	6	9	—	—
Company contributions	2	—	3	4	2	3
Settlements	—	—	(3)	(6)	—	—
Benefits paid	(15)	(16)	(5)	(4)	(2)	(3)
Currency translation adjustments	—	—	(6)	4	—	—
Fair value of plan assets, end of year	155	162	95	100	—	—
Funded status, end of year	$(6)	$(8)	$(19)	$(23)	$(23)	$(25)

Recognized as:
Other non-current assets	$—	$—	$22	$20	$—	$—
Accrued and other current liabilities	$—	$—	$2	$3	$3	$3
Other non-current liabilities	$6	$8	$39	$41	$20	$22
Included in Settlement loss recognized and Settlements in the tables above are the costs and payments associated with the conversion of a portion of the Company’s defined benefit plan in Ireland to a defined contribution plan.
A number of the Company’s pension benefit plans were underfunded as of December 31, 2024 and 2023, having accumulated benefit obligations exceeding the fair value of plan assets. Information for the underfunded pension benefit plans is as follows:

	U.S. Plan		Non-U.S. Plans
(in millions)	2024	2023	2024	2023
Projected benefit obligation	$161	$170	$46	$50
Accumulated benefit obligation	161	170	39	42
Fair value of plan assets	155	162	4	7
The Company’s policy for funding its pension benefit plans is to make contributions that meet or exceed the minimum statutory funding requirements. These contributions are determined based upon recommendations made by the actuary under accepted actuarial principles. In 2025, the Company expects to contribute $0, $3 million and $3 million to the U.S. pension benefit plan, the non-U.S. pension benefit plans and the U.S. postretirement benefit plan, respectively. The Company plans to use postretirement benefit plan assets and cash on hand, as necessary, to fund the U.S. postretirement benefit plan benefit payments in 2025.

Estimated Future Benefit Payments
Future benefit payments over the next 10 years for the pension benefit plans and the postretirement benefit plan, which reflect expected future service, as appropriate, are expected to be paid as follows:

(in millions)	Pension Benefit Plans		U.S. Postretirement Benefit Plan
	U.S. Plan	Non-U.S. Plans
2025	$14	$6	$3
2026	19	6	3
2027	18	6	3
2028	17	7	3
2029	16	6	2
2030 - 2034	65	38	9
Assumptions
The weighted-average assumptions used to determine net periodic benefit costs and benefit obligations for 2024, 2023 and 2022 were as follows:

	Pension Benefit Plans			U.S. Postretirement Benefit Plan
	2024	2023	2022	2024	2023	2022
For Determining Net Periodic Cost (Benefit)
U.S. Plans:
Discount rate	5.11%	5.41%	2.69%	5.08%	5.39%	2.57%
Expected rate of return on plan assets	6.00%	6.00%	4.50%	—	—	—
Rate of compensation increase	—	—	—	—	—	—
Interest crediting rate	4.75%	4.75%	4.75%
Non-U.S. Plans:
Discount rate	6.59%	6.67%	4.60%
Expected rate of return on plan assets	7.06%	6.80%	5.23%
Rate of compensation increase	3.71%	3.71%	3.53%
Interest crediting rate	—	—	—

	Pension Benefit Plans		U.S. Postretirement Benefit Plan

	2024	2023	2024	2023
For Determining Benefit Obligation
U.S. Plans:
Discount rate	5.53%	5.11%	5.44%	5.08%
Rate of compensation increase	—	—	—	—
Interest crediting rate	4.75%	4.75%
Non-U.S. Plans:
Discount rate	6.69%	6.59%
Rate of compensation increase	3.74%	3.71%
Interest crediting rate	—	—
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

The 2025 expected rate of return for the U.S. pension benefit plan will be 5.50%. The 2025 expected rate of return for the Ireland pension benefit plans will be 4.50%.
Pension Benefit Plan Assets
Pension benefit plan assets are invested in several asset categories. The following presents the actual asset allocation as of December 31, 2024 and 2023:

	2024	2023
U.S. Plan
Cash and cash equivalents	1%	1%
Equity securities	29%	39%
Fixed income securities	70%	60%
Non-U.S. Plans
Cash and cash equivalents	12%	11%
Equity securities	26%	24%
Fixed income securities	14%	47%
Other	48%	18%
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
The table below presents total plan assets by investment category as of December 31, 2024 and 2023 and the classification of each investment category within the fair value hierarchy with respect to the inputs used to measure fair value. There were no transfers between Level 1 and Level 2 during 2024 and 2023.

	Pension Benefit Plans - U.S. Plans
	December 31, 2024				December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1	$—	$—	$1	$1	$—	$—	$1
Commingled funds:
Equity securities:
U.S. broad market	—	24	—	24	—	34	—	34
Emerging markets	—	5	—	5	—	6	—	6
Worldwide developed markets	—	11	—	11	—	13	—	13
Other assets	—	6	—	6	—	10	—	10
Fixed income securities:
Investment grade	—	108	—	108	—	98	—	98
	$1	$154	$—	$155	$1	$161	$—	$162

	Pension Benefit Plans - Non-U.S. Plans
	December 31, 2024				December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$11	$—	$11	$—	$11	$—	$11
Commingled funds:
Equity securities:
Emerging markets	—	1	—	1	—	1	—	1
Worldwide developed markets	—	23	—	23	—	23	—	23
Fixed income securities:
Investment grade	—	1	—	1	—	1	—	1
Government bond funds	1	11	—	12	1	44	—	45
Other assets	—	32	13	45	—	5	13	18
	$1	$79	$13	$93	$1	$85	$13	$99
Cash equivalents consisted primarily of term deposits and money market instruments. The fair value of the term deposits approximates their carrying amounts due to their short term maturities. The money market instruments also have short maturities and are valued using a market approach based on the quoted market prices of identical instruments.
Commingled funds are not publicly traded. The underlying assets in these funds are publicly traded on the exchanges and have readily available price quotes. The Ireland pension plans held approximately 90% and 93% of the non-U.S. commingled funds in 2024 and 2023, respectively. The commingled funds held by the U.S. and Ireland pension plans are primarily invested in index funds.
The underlying assets in the fixed income funds are generally valued using the net asset value per fund share, which is derived using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
Defined Contribution Plans
The Company sponsors defined contribution plans in the U.S., Ireland and certain other countries. Under these plans, employees are allowed to contribute a portion of their salaries to the plans and the Company matches a portion of the employee contributions. The Company contributed $51 million, $49 million and $47 million to these plans during the years ended December 31, 2024, 2023 and 2022, respectively.
12.LEASES
Right-of-use assets and lease liabilities associated with the Company’s operating leases are included in the Consolidated Balance Sheets as of December 31, 2024 and 2023 as follows:

(in millions)	2024	2023
Right-of-use assets included in:
Other non-current assets	$211	$185
Lease liabilities included in:
Accrued and other current liabilities	$58	$61
Other non-current liabilities	165	148
Total lease liabilities	$223	$209
As of December 31, 2024, 2023 and 2022 the Company’s finance leases were not material and for the years 2024, 2023 and 2022, sub-lease income and short-term lease expense were not material. In December 2023, the Company exercised an option to early terminate the lease period for an office building in Bridgewater, New Jersey. As a result, the Company recognized a net charge of $12 million, representing adjustment to the lease liability to reduce it to the amount related to the remaining lease term, write-off of the right-of-use asset and a charge for a required termination payment.

Lease expense for the years 2024, 2023 and 2022 include:

(in millions)	2024	2023	2022
Operating lease costs	$74	$65	$62
Variable operating lease costs	$21	$16	$15
Other information related to operating leases for 2024, 2023 and 2022 is as follows:

(in millions)	2024	2023	2022
Cash paid from operating cash flows for amounts included in the measurement of lease liabilities	$85	$73	$70
Right-of-use assets obtained in exchange for new operating lease liabilities	$86	$27	$28
Weighted-average remaining lease term	6.2 years	5.5 years	6.4 years
Weighted-average discount rate	7.9%	7.1%	6.5%
As of December 31, 2024, future payments under noncancelable operating leases for each of the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
2025	$74
2026	53
2027	44
2028	31
2029	16
Thereafter	65
Total	283
Less: Imputed interest	60
Present value of remaining lease payments	223
Less: Current portion	58
Non-current portion	$165
13.    SHARE-BASED COMPENSATION
Bausch Health’s Long-Term Incentive Plan
In May 2014, shareholders approved Bausch Health’s 2014 Omnibus Incentive Plan (the “2014 Plan”) which replaced Bausch Health’s 2011 Omnibus Incentive Plan (the “2011 Plan”) for future equity awards granted by the Company. The Company transferred the common shares available under the 2011 Plan to the 2014 Plan. The maximum number of common shares that may be issued to participants under the 2014 Plan was initially 18,000,000 common shares, plus the number of common shares under the 2011 Plan reserved but unissued and not underlying outstanding awards and the number of common shares becoming available for reuse after awards are terminated, forfeited, cancelled, exchanged or surrendered under the 2011 Plan and the Company’s 2007 Equity Compensation Plan. The 2014 Plan was amended and restated effective April 30, 2018, April 28, 2020, June 21, 2022 and May 16, 2023 to, among other things, increase the number of common shares authorized for issuance under the 2014 Plan.
Effective May 14, 2024, Bausch Health further amended and restated the 2014 Plan, as subsequently amended and restated (the “Amended and Restated 2014 Plan”). Such amendment and restatement increased the number of common shares authorized for issuance under the Amended and Restated 2014 Plan by an additional 20,000,000 common shares.
Approximately 33,170,000 common shares were available for future grants as of December 31, 2024. The Company uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
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
The following table summarizes the components and classification of the Company’s share-based compensation expense related to stock options and RSUs for the years 2024, 2023 and 2022:

(in millions)	2024	2023	2022
Stock options	$13	$17	$15
RSUs	137	115	111
Share-based compensation expense	$150	$132	$126

Research and development expenses	$11	$11	$12
Selling, general and administrative expenses	139	121	114
Share-based compensation expense	$150	$132	$126
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
There were no stock options granted in 2024. The fair values of all stock options granted for the years 2023 and 2022 were estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2024	2023	2022
Expected stock option life (years)	N/A	3.0	3.0
Expected volatility	N/A	76.1%	37.8%
Risk-free interest rate	N/A	4.8%	1.8%
Expected dividend yield	N/A	—%	—%
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

The following table summarizes stock option activity during 2024:

(in millions, except per share amounts)	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2024	10.7	$23.52
Granted	—	$—
Exercised	—	$—
Expired or forfeited	(2.6)	$25.28
Outstanding, December 31, 2024	8.1	$22.96	3.8	$—
Vested and expected to vest, December 31, 2024	7.9	$23.07	3.8	$—
Vested and exercisable, December 31, 2024	7.0	$23.75	3.3	$—
The weighted-average fair values of all stock options granted in 2024, 2023 and 2022 were $0, $4.87 and $6.60, respectively. The total intrinsic values of stock options exercised in 2024, 2023 and 2022 were $0, $0 and $1 million, respectively. Proceeds received on the exercise of stock options in 2024, 2023 and 2022 were $0, $0 and $3 million, respectively.
As of December 31, 2024, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $1 million, which will be amortized over the weighted-average remaining requisite service period of approximately 0.9 years.
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
The following table summarizes non-vested time-based RSU activity during 2024:

(in millions, except per share amounts)	Time-Based RSUs	Weighted- Average Grant-Date Fair Value Per Share
Non-vested, January 1, 2024	8.0	$11.61
Granted	5.3	$8.89
Vested	(4.2)	$13.05
Forfeited	(1.0)	$9.37
Non-vested, December 31, 2024	8.1	$9.34

As of December 31, 2024, the total remaining unrecognized compensation expense related to non-vested time-based RSUs amounted to $34 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.6 years. The total fair value of time-based RSUs vested in 2024, 2023 and 2022 were $55 million, $74 million and $80 million, respectively.
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
The fair value of each Adjusted Operating Cash Flow performance-based RSU and TSR performance-based RSU granted during 2024 and 2023, respectively, was estimated using a Monte Carlo Simulation model, which utilizes multiple input variables to estimate the probability that the performance condition will be achieved. For the ROTC performance-based RSUs granted in 2022, the fair value was estimated based on the trading price of the Company’s common shares on the date of grant. Expense recognized for the performance-based RSUs in each reporting period reflects the Company’s latest estimate of the number of performance-based RSUs that are expected to vest. If the performance-based RSUs do not ultimately vest due to the targets not being met, no compensation expense is recognized and any previously recognized compensation expense is reversed.
There were no performance-based RSUs granted in 2022. The fair values of performance-based RSUs granted during 2024 and 2023 were estimated with the following assumptions:

	2024	2023	2022
Contractual term (years)	3	3	N/A
Expected Company share volatility	64%	76%	N/A
Risk-free interest rate	4%	5%	N/A
The expected company share volatility was determined based on implied volatility in the market traded options of the Company’s common stock. The risk-free interest rate was determined based on the rate at the time of grant for zero-coupon U.S. government bonds with maturity dates equal to the contractual term of the performance-based RSUs.
The following table summarizes non-vested performance-based RSU activity during 2024:

(in millions, except per share amounts)	Performance-based RSUs	Weighted- Average Grant-Date Fair Value Per Share
Non-vested, January 1, 2024	0.7	$10.57
Granted	1.3	$9.60
Vested	—	$—
Forfeited	(0.1)	$10.25
Non-vested, December 31, 2024	1.9	$9.87
As of December 31, 2024, the total remaining unrecognized compensation expense related to non-vested performance-based RSUs amounted to $19 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.7 years. A maximum of approximately 3,356,000 common shares could be issued upon vesting of the performance-based RSUs outstanding as of December 31, 2024.
Bausch + Lomb Long-Term Incentive Plan
Prior to May 5, 2022, Bausch + Lomb participated in Bausch Health’s long-term incentive program. Effective May 5, 2022, Bausch + Lomb established the Omnibus Plan (the “B+L Plan”). Effective April 24, 2023, Bausch + Lomb’s shareholders approved an amendment and restatement of the Plan to increase the number of shares authorized for issuance thereunder by an additional 10,000,000 common shares, resulting in an aggregate 38,000,000 common shares of Bausch + Lomb are authorized under the B+L Plan. At Bausch + Lomb’s annual meeting of shareholders held on May 29, 2024, Bausch + Lomb’s shareholders approved a further amendment and restatement of the B+L Plan to increase the number of shares authorized for issuance thereunder by an additional 14,000,000 common shares, resulting in an aggregate

52,000,000 common shares of Bausch + Lomb authorized for issuance under the B+L Plan. The B+L Plan provides for the grant of various types of awards, including RSUs, restricted stock, stock appreciation rights, stock options, performance-based awards and cash awards. Under the B+L Plan, the exercise price of awards, if any, is set on the grant date and may not be less than the fair market value per share on that date. Generally, stock options have a term of ten years and a three-year vesting period, subject to limited exceptions.
Share-based awards granted to senior management align with Bausch + Lomb’s focus on enhancing its revenue growth while maintaining focus on total shareholder return over the long-term. The share-based awards granted under this long-term incentive program consist of time-based stock options, time-based RSUs and performance-based RSUs (“PSUs”). The stock options and RSUs also include awards granted in connection with the B+L IPO (the “IPO Founder Grants”), for which the time-based vesting conditions were linked to the completion of the Separation. The PSUs are comprised of awards that vest upon: (i) achievement of certain share price appreciation conditions, including absolute and relative total shareholder return (“TSR”) (the “TSR PSUs”), (ii) attainment of certain performance targets that are based on Bausch + Lomb’s Organic Revenue Growth (the “Organic Revenue Growth PSUs”) and (iii) outperformance of performance goals, based on the level of achievement of: (a) a revenue metric (measured for fiscal year 2026) and (b) relative TSR metric (if applicable) (“OPG PSU”). If Bausch + Lomb’s performance is below a specified performance level, no common shares will be paid. Each vested PSU represents the right of a holder to receive a number of Bausch + Lomb’s common shares up to a specified maximum.
The Talent and Compensation Committee of the B+L Board of Directors approved a PSU award for a limited number of key B+L senior leaders (the “B+L Executives”), effective as of February 28, 2024, including each of B+L’s current named executive officers. This OPG PSU award is designed to reward the B+L Executives for achieving significant outperformance of performance goals that Bausch + Lomb believes would ultimately deliver substantial value to shareholders if achieved.
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
During July 2024, the Talent and Compensation Committee of the B+L Board of Directors approved certain amendments to: (i) the TSR performance metric of certain PSU awards, including the previously granted OPG PSU and (ii) the time-based vesting conditions of the IPO Founder Grants. The Company began accounting for these modifications during the quarter ended September 30, 2024. These modifications did not have a material impact on the Consolidated Financial Statements during the year 2024.
Approximately 20,700,000 Bausch + Lomb common shares were available for future grants as of December 31, 2024 under the B+L Plan. Bausch + Lomb uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
Stock Options
Stock options granted under the B+L Plan generally expire on the tenth anniversary of the grant date. The exercise price of any stock option granted under the B+L Plan will not be less than the closing price per common share on the date of grant. Stock options generally vest 33% each year over a three-year period, on the anniversary of the date of grant.
The fair values of all stock options granted under the Bausch + Lomb Plan for the years 2024 and 2023 were estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2024	2023
Expected stock option life (years)	3.0	3.0
Expected volatility	35.1%	35.3%
Risk-free interest rate	4.5%	4.6%
Expected dividend yield	—%	—%
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
The following table summarizes stock option activity under Bausch + Lomb’s Plan during 2024:

(in millions, except per share amounts)	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2024	8.0	$18.07
Granted	1.3	$16.96
Exercised	—	$17.96
Expired or forfeited	(0.3)	$17.99
Outstanding, December 31, 2024	9.0	$17.90	6.9	$2.3
Vested and expected to vest, December 31, 2024	8.4	$17.90	6.3	$2.1
Vested and exercisable, December 31, 2024	1.1	$18.15	7.3	$0.1
The weighted-average fair values of stock options granted to Bausch + Lomb employees in 2024 and 2023 were $4.94 and $5.33, respectively. The stock options exercised in 2024 were not material. There were no stock options exercised in 2023.
As of December 31, 2024, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $17 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.5 years.
Time-Based RSUs
RSUs under the Bausch + Lomb Corporation Plan generally vest 33% a year over a three-year period with the exception of the RSUs granted pursuant to the IPO Founder Grants and the RSUs granted to B+L’s Chief Executive Officer in connection with his appointment, which vest in two equal installments, such that 50% vest on the second anniversary and 50% vest on the third anniversary of the grant date. RSUs are credited with dividend equivalents, in the form of additional RSUs, when dividends are paid on Bausch + Lomb’s common shares. Such additional RSUs will have the same vesting dates and will vest under the same terms as the RSUs in respect of which such additional RSUs are credited.
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

The following table summarizes non-vested RSU activity under Bausch + Lomb’s Plan during 2024:

(in millions, except per share amounts)	RSUs	Weighted-Average Grant-Date Fair Value Per Share
Non-vested, January 1, 2024	5.3	$17.25
Granted	3.7	$16.80
Vested	(2.4)	$17.50
Forfeited	(0.4)	$17.21
Non-vested, December 31, 2024	6.2	$16.89
As of December 31, 2024, the total remaining unrecognized compensation expense related to non-vested RSUs amounted to $60 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.5 years. The total fair value of RSUs vested in 2024 and 2023 was $41 million and $27 million, respectively.
Performance-Based RSUs
Each vested PSU represents the right of a holder to receive a number of Bausch + Lomb’s common shares up to a specified maximum. The performance-based PSUs are comprised of awards that vest upon: (i) achievement of certain share price appreciation conditions, including absolute and relative total shareholder return, (ii) attainment of certain performance targets that are based on Bausch + Lomb’s Organic Revenue Growth and (iii) level of achievement of: (a) a revenue metric (measured for fiscal year 2026) and (b) a relative TSR metric (if applicable). If Bausch + Lomb’s performance is below a specified performance level, no common shares will be paid. The maximum level of achievement of the performance goals is 200% - 300% of the target.
The fair value of the TSR PSUs granted during 2024 and 2023 and the OPG PSUs granted during 2024 were estimated using a Monte Carlo Simulation model, which utilizes multiple input variables to estimate the probability that the performance condition will be achieved. The fair value of the Organic Revenue Growth PSUs is estimated based on the trading price of Bausch + Lomb’s common shares on the date of grant. Expense recognized for the Organic Revenue Growth PSUs in each reporting period reflects Bausch + Lomb’s latest estimate of Organic Revenue Growth in determining the number of PSUs that are expected to vest. Expense recognized for the OPG PSUs in each reporting period reflects the latest probability of Bausch + Lomb’s achieving certain revenue targets in determining the number of PSUs that are expected to vest. If the Organic Revenue Growth PSUs do not ultimately vest due to the Organic Revenue Growth not being met and/or the OPG PSUs do not ultimately vest due to certain revenue targets not being met, no compensation expense is recognized and any previously recognized compensation expense is reversed.
There were no TSR PSUs granted in 2022. The fair values of TSR PSUs granted during 2024 and 2023 were estimated with the following assumptions:

	2024	2023
Contractual term (years)	3.0	3.6
Expected volatility	35.1%	35.4%
Risk-free interest rate	4.5%	4.5%
The expected volatility was determined based on implied and historical volatility of Bausch + Lomb’s selected peer companies. The risk-free interest rate was determined based on the rate at the time of grant for zero-coupon U.S. government bonds with maturity dates equal to the contractual term of the TSR PSU.

The following table summarizes the performance-based PSU activity during 2024:

(in millions, except per share amounts)	Performance-based RSUs	Weighted-Average Grant-Date Fair Value Per Share
Non-vested, January 1, 2024	1.2	$26.82
Granted	3.0	$18.15
Vested	—	$—
Forfeited	(0.1)	$18.14
Non-vested, December 31, 2024	4.1	$20.61
During 2024, Bausch + Lomb granted approximately 3,000,000 performance-based RSUs, consisting of: (i) approximately 1,800,000 OPG PSUs with a weighted-average grant date fair value of $17.20 per RSU, (ii) approximately 800,000 TSR PSUs with an average grant date fair value of $21.21 per RSU and (iii) approximately 400,000 Organic Revenue Growth PSUs with a weighted-average grant date fair value of $16.09 per RSU.
As of December 31, 2024, the total remaining unrecognized compensation expense related to non-vested performance-based RSUs under the Company’s 2014 Plan amounted to $60 million, which will be amortized over the weighted-average remaining requisite service period of approximately 2.1 years. A maximum of approximately 10,800,000 common shares could be issued upon vesting of the performance-based RSUs outstanding as of December 31, 2024. There were no performance-based RSUs that vested during 2024 and 2023.
In addition, while Bausch + Lomb did not grant performance-based RSUs during 2022, certain Bausch + Lomb employees continued to participate in the Company’s performance-based RSUs granted prior to May 5, 2022. As of December 31, 2024, there is no remaining unrecognized compensation expense related to the Company’s non-vested performance-based RSUs.
14.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss as of December 31, 2024 and 2023 consists of:

(in millions)	2024	2023
Foreign currency translation adjustment	$(2,162)	$(1,863)
Pension adjustment, net of tax	(17)	(18)
Accumulated other comprehensive loss	$(2,179)	$(1,881)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to the Company’s retained earnings for foreign jurisdictions in which the Company is not considered to be permanently reinvested.
15.RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs for the years 2024, 2023 and 2022 consists of:

(in millions)	2024	2023	2022
Product related research and development	$598	$573	$500
Quality assurance	18	31	29
Research and development	$616	$604	$529

16.OTHER EXPENSE, NET
Other expense, net for the years 2024, 2023 and 2022 consists of:

(in millions)	2024	2023	2022
Litigation and other matters	$220	$(53)	$9
Acquired in-process research and development costs	18	—	1
Net gain on sale of assets	(10)	(3)	(5)
Acquisition-related contingent consideration	15	59	29
Acquisition-related transaction costs	4	24	—
Other, net	—	1	1
Other expense, net	$247	$28	$35
For 2024, Litigation and other matters primarily relates to adjustments to provisions for certain legal matters. For 2023, Litigation and other matters is primarily related to insurance recoveries regarding certain litigation matters.
Acquisition-related contingent consideration for 2024 and 2023 reflects adjustments for changes in estimates in the timing and amounts of the expected future royalty and milestone payments and in 2024, includes other adjustments of $18 million related to certain branded products.
Acquisition-related transaction costs are related to transaction costs incurred in connection with certain Bausch + Lomb acquisitions.
17.INCOME TAXES
The components of Income (loss) before income taxes for 2024, 2023 and 2022 consist of:

(in millions)	2024	2023	2022
Domestic	$(596)	$(382)	$64
Foreign	763	(8)	(193)
	$167	$(390)	$(129)
The components of Provision for income taxes for 2024, 2023 and 2022 consist of:

(in millions)	2024	2023	2022
Current:
Domestic	$(9)	$(21)	$(15)
Foreign	(161)	(194)	(256)
	(170)	(215)	(271)
Deferred:
Domestic	(4)	(21)	14
Foreign	(65)	15	174
	(69)	(6)	188
	$(239)	$(221)	$(83)

The Provision for income taxes differs from the expected amount calculated by applying the Company’s Canadian statutory federal plus provincial rate of 26.9% to Income (loss) before income taxes for 2024, 2023 and 2022 as follows:

(in millions)	2024	2023	2022
Income (loss) before income taxes	$167	$(390)	$(129)
Provision for income taxes
Expected (provision for) benefit from income taxes at Canadian statutory rate	$(45)	$105	$35
Non-deductible amount of share-based compensation	(19)	(19)	(19)
Adjustments to tax attributes	(4)	32	53
Change in valuation allowance related to foreign tax credits and NOLs	(21)	(6)	100
Change in valuation allowance on Canadian deferred tax assets and tax rate changes	(82)	(158)	24
Change in uncertain tax positions	(62)	(28)	(50)
Foreign tax rate differences	(4)	(42)	(57)
Non-deductible portion of Goodwill impairments	—	(104)	(175)
Other	(2)	(1)	6
	$(239)	$(221)	$(83)
As a Canadian domiciled company, the Company’s applicable tax rate is the Canadian combined tax rate for its federal and provincial filings.
Other consists adjustments affecting the tax provision such as those related to the filing of tax returns which are not material.
Deferred tax assets and liabilities as of December 31, 2024 and 2023 consist of:

(in millions)	2024	2023
Deferred tax assets:
Tax loss carryforwards	$3,243	$3,357
Provisions	633	653
Debt discounts and deferred financing costs	282	342
Restricted interest and financing expenses	148	—
Research and development tax credits	69	97
Scientific Research and Experimental Development pool	40	51
Tax credit carryforwards	12	17
Deferred revenue	5	—
Prepaid expenses	56	23
Share-based compensation	23	20
Other	9	16
Total deferred tax assets	4,520	4,576
Less valuation allowance	(2,284)	(2,254)
Deferred tax assets net of valuation allowance	2,236	2,322
Deferred tax liabilities:
Intangible assets	201	173
Plant, equipment and technology	62	75
Outside basis differences	133	138
Total deferred tax liabilities	396	386
Net deferred tax asset	$1,840	$1,936

The following table presents a reconciliation of the deferred tax asset valuation allowance:

(in millions)	2024	2023	2022
Balance, beginning of year	$2,254	$2,023	$2,222
Charged to Benefit from income taxes	103	164	(124)
Charged to other accounts	(73)	67	(75)
Balance, end of year	$2,284	$2,254	$2,023
The Company’s U.S. interest expense is subject to limitation rules which limit U.S. interest expense to 30% of adjusted taxable income, defined similar to EBIT. Disallowed interest can be carried forward indefinitely and any unused interest deduction assessed for recoverability.
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
The realization of deferred tax assets is dependent on the Company generating sufficient domestic and foreign taxable income in the years that the temporary differences become deductible. A valuation allowance has been provided for the portion of the deferred tax assets that the Company determined is more likely than not to remain unrealized based on estimated future taxable income and tax planning strategies. In 2024, the valuation allowance increased $30 million primarily due to an increase for state tax losses expected to be unusable in the United States. In 2023, the valuation allowance increased $231 million primarily due to book taxable loss in Canada and an increase for state tax losses expected to be unusable in the United States.
As of December 31, 2024 and 2023, the Company had accumulated taxable losses available to offset future years’ federal and provincial taxable income in Canada of approximately $6,341 million and $6,579 million, respectively. As of December 31, 2024 and 2023, unclaimed ITCs available to offset future federal taxes in Canada were approximately $19 million and $28 million, respectively, which expire in the years 2025 through 2043. In addition, as of December 31, 2024 and 2023, pooled SR&ED expenditures available to offset against future taxable income in Canada were approximately $150 million and $192 million, respectively, which may be carried forward indefinitely. As of both the years December 31, 2024 and 2023, a full valuation allowance against the net Canadian deferred tax assets on the parent company (BHCI) and the Bausch + Lomb parent company (B+L Corporate Canada) has been provided of $2,045 million.
As of December 31, 2024 and 2023, the Company had accumulated taxable losses available to offset future years’ federal taxable income in the U.S. of approximately $427 million and $491 million, respectively, including acquired losses which expire in the years 2025 through 2033. While the remaining taxable losses are subject to multiple annual loss limitations as a result of previous ownership changes, the Company believes that the recoverability of the deferred tax assets associated with these taxable losses are more likely than not to be realized. As of December 31, 2024 and 2023, U.S. research and development credits available to offset future years’ federal income taxes in the U.S. were approximately $10 million and $31 million, respectively, which includes acquired research and development credits and which expire in the years 2025 through 2042.
As of December 31, 2024 and 2023, the Company had accumulated taxable losses available to offset future years’ taxable income in Ireland of approximately $12,437 million and $12,164 million, respectively.
The Company provides for income taxes on the unremitted earnings of its direct foreign affiliates except for its direct U.S. subsidiaries of its parent company. The Company continues to assert that the unremitted earnings of its U.S. subsidiaries will be permanently reinvested and not repatriated. As of December 31, 2024, the Company estimates that there will be no tax liability attributable to unremitted earnings of its BHC U.S. subsidiaries. However, future distributions could be subject to U.S. withholding tax. Income Taxes are accrued on the Solta U.S. subsidiaries in accordance with the US-Canada tax treaty.
As of December 31, 2024 and 2023, unrecognized tax benefits (including interest and penalties) were $924 million and $918 million, of which $405 million and $414 million would affect the effective income tax rate, respectively. In 2024 and 2023, the remaining unrecognized tax benefits would not impact the effective tax rate as the tax positions are offset against existing tax attributes or are timing in nature. In 2024 and 2023, the Company recognized net increases to unrecognized tax benefits for current year tax positions of $61 million and $6 million, respectively. The Company recognized a net decrease of $55 million during 2024 and a net increase of $31 million during 2023 in the unrecognized tax benefits related to tax positions taken in the prior years.
The Company provides for interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2024 and 2023, accrued interest and penalties related to unrecognized tax benefits were approximately $68 million and $51 million, respectively. In 2024, the Company recognized a net increase of approximately $17 million and, in 2023, recognized an increase of $19 million of interest and penalties, respectively.
The Company and one or more of its subsidiaries file federal income tax returns in Canada, the U.S. and other foreign jurisdictions, as well as various provinces and states in Canada and the U.S. The Company and its subsidiaries have open tax years, primarily from 2012 to 2023, with significant taxing jurisdictions, respectively, including Canada and the U.S. These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations and tax treaties, as they relate to the amount, timing, or inclusion of revenues and expenses, or the sustainability of income tax positions of the Company and its subsidiaries. Certain of these tax years are expected to remain open indefinitely.

Jurisdiction:	Open Years
United States - Federal	2015 - 2024
Canada	2012 - 2024
Germany	2014 - 2024
France	2013 - 2024
Ireland	2018 - 2024
Australia	2018 - 2024
Luxembourg	2018 - 2021
The Internal Revenue Service (the “IRS”) completed its examinations of the Company’s U.S. consolidated federal income tax returns for the years 2013 and 2014. There were no material adjustments to the Company’s taxable income as a result of these examinations. However, the 2014 tax year remains open to the extent of a 2017 capital loss carried back to that year. The Company’s annual tax filings for 2015 and 2016 and short period tax return for the period ended September 8, 2017, which was filed as a result of the Company’s internal restructuring efforts during 2017 is currently under IRS examination. As part of its examination, the Company received a notice of proposed adjustment from the IRS that would disallow the 2017 Capital Loss resulting from its internal restructuring. The Company has contested this proposed tax deficiency through the IRS administrative appeals process, and if necessary, will continue to contest any proposed tax deficiency through appropriate litigation. Accordingly, no income tax provision has been recorded as of December 31, 2024. If the Company were ultimately unsuccessful in defending its position, and all or a substantial portion of the 2017 capital loss deduction were disallowed, the Company estimates, in a worst-case scenario, that it could be liable for additional income taxes (excluding penalties and interest) of up to $2,100 million, which could have an adverse effect on the Company’s financial condition and results of operations.
In January 2023, as part of an alternative dispute resolution process with the IRS, the Company has reached a tentative settlement on the 2017 Capital Loss. In February 2025, the Company received notice from the IRS that the required approvals for the tentative settlement had been received, and that the administrative process of concluding the settlement and related audits had commenced. The Company expects any impact to the Company’s tax provision will be recorded in the period in which the administrative process concludes. While such settlement may be material to the Company’s results of operations in the quarter in which it is recorded, it will not be material to its results of operations for the year, and will not impact the Company’s cash flows.
The Company is currently under examination by the Canada Revenue Agency (“CRA”) for five separate cycles: (a) years 2012 through 2013 (b) years 2014 through 2015, (c) years 2016 through 2017, (d) years 2018 through 2019 and (e) years 2020 through 2021. The Company received an assessment for certain transfer pricing matters in 2012 and 2013 for CAD 85 million and CAD 90 million, respectively. The Company disagrees with the adjustments and has filed a Notice of Objection for 2012 and 2013. The Company settled certain transfer pricing matters relating the 2015 and 2016 tax years resulting in a reduction to its NOLs of approximately CAD 21 million for 2015 and CAD 23 million for 2016. The adjustments for 2015 and 2016 will reduce NOLs currently offset by a full valuation allowance. In December 2023, the Company settled certain transfer pricing matters related to 2017 and 2018 tax years resulting in a reduction of NOLs of approximately CAD 26 million for 2017 and CAD 15 million for 2018. During 2024, the Company received various assessments by the CRA for its 2011 through 2018 tax years totaling CAD 355 million which the company has filed or will file Notice of Objections against.

In the first quarter of 2024, the Company finalized a settlement with the CRA related to prior year withholding tax returns which was paid in the second quarter of 2024.
The Company’s subsidiaries in Germany are under audit for tax years 2014 through 2022. In June 2024, the Company reached a preliminary settlement with the German taxing authority related to certain transfer pricing adjustments. The preliminary settlement resulted in the accrual of an immaterial tax cost and will close out the 2014 to 2016 audit period.
On November 8, 2022, the Company’s affiliate in Netherlands received an assessment from the Luxembourg Tax Authorities as successor in interest to its affiliate in Luxembourg for tax years 2018 – 2019 for €271.7 million. The Company is vigorously defending its position and no reserves have been recorded.
On January 9, 2025, the Company’s affiliate in Switzerland received a decision by the Tax Chamber of the Administrative Court of the Canton of Zug denying the affiliate’s objection to certain transfer pricing adjustments proposed by the Swiss Tax Authorities for its 2018 tax year. The Company is preparing to pursue the resolution of this dispute through the mutual agreement procedure and is expecting the impact of the decision to be immaterial.
The Company’s U.S. affiliates remain under examination for various state tax audits in the U.S. for years 2015 through 2024.
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
The following table presents a reconciliation of the unrecognized tax benefits:

(in millions)	2024	2023	2022
Balance, beginning of year	$918	$881	$927
Additions based on tax positions related to the current year	61	6	156
Additions for tax positions of prior years	36	50	10
Reductions for tax positions of prior years	(62)	(15)	(127)
Lapse of statute of limitations	(29)	(4)	(85)
Balance, end of year	$924	$918	$881
The Company believes it is reasonably possible that the total amount of unrecognized tax benefits at December 31, 2024 could decrease by approximately $9 million in the next twelve months as a result of the resolution of certain tax and transfer pricing audits and other events.
18.LOSS PER SHARE
Basic and diluted loss per share attributable to Bausch Health Companies Inc. for 2024, 2023 and 2022 was calculated as follows:

(in millions, except per share amounts)	2024	2023	2022
Net loss attributable to Bausch Health Companies Inc.	$(46)	$(592)	$(225)
Basic and diluted weighted-average common shares outstanding	368.0	364.9	362.0
Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(0.13)	$(1.62)	$(0.62)
In 2024, 2023 and 2022, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 3,142,000, 2,719,000 and 1,851,000 common shares for 2024, 2023 and 2022, respectively.
During 2024, 2023 and 2022, time-based RSUs, performance-based RSUs and stock options to purchase approximately 8,031,000, 13,864,000 and 14,396,000 common shares of the Company, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.

During 2023 and 2022, an additional 596,000 and 156,000 performance-based RSUs respectively, were not included in the computation of diluted earnings per share as the required performance conditions had not been met.
19.SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for 2024, 2023 and 2022 are as follows:

(in millions)	2024	2023	2022
Other payments
Interest paid	$1,674	$1,533	$1,540
Income taxes paid	$61	$237	$266
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
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of December 31, 2024, the Company’s Consolidated Balance Sheets includes accrued current loss contingencies of $332 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
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
In addition to the consolidated putative class action, thirty-seven groups of individual investors in the Company’s stock and debt securities have chosen to opt out of the consolidated putative class action and filed securities actions in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. These actions are captioned: T. Rowe Price Growth Stock Fund, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-5034) (“T. Rowe.”); Equity Trustees Limited as Responsible Entity for T. Rowe Price Global Equity Fund v. Valeant Pharmaceuticals International Inc. (Case No. 16-cv-6127) (“Equity Trustees”); Principal Funds, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-6128) (“Principal Funds”); BloombergSen Partners Fund LP v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7212) (“Bloombergsen”); Discovery Global Citizens Master Fund, Ltd. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7321); MSD Torchlight Partners, L.P. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7324); BlueMountain Foinaven Master Fund, L.P. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7328) (“BlueMountain”); Incline Global Master LP v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7494); VALIC Company I v. Valeant Pharmaceuticals International,
Inc. (Case No. 16-cv-7496); Janus Aspen Series v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7497) (“Janus Aspen”); Okumus Opportunistic Value Fund, LTD v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-6513); Lord Abbett Investment Trust- Lord Abbett Short Duration Income Fund, v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-6365) (“Lord Abbett”); Pentwater Equity Opportunities Master Fund LTD v. Valeant Pharmaceuticals International, Inc., et al. (Case No. 17-cv-7552) (“Pentwater”); Public Employees’ Retirement System of Mississippi v. Valeant Pharmaceuticals International Inc. (Case No. 17-cv-7625) (“Mississippi”); The Boeing Company Employee Retirement Plans Master Trust v. Valeant Pharmaceuticals International Inc., et al., (Case No. 17-cv-7636) (“Boeing”); State Board of Administration of Florida v. Valeant Pharmaceuticals International Inc. (Case No. 17-cv-12808); The Regents of the University of California v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-13488) (“UC Regents”); GMO Trust v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0089) (“GMO Trust”); Första AP Fonden v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-12088); New York City Employees’ Retirement System v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0032) (“NYCERS”); Hound Partners Offshore Fund, LP v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-08705) (“Hound Partners”); Blackrock Global Allocation Fund, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0343) (“Blackrock”); Colonial First State Investments Limited As Responsible Entity for Commonwealth Global Shares Fund 1 v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0383); Bharat Ahuja v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0846); Brahman Capital Corp. v. Valeant Pharmaceuticals International, Inc (Case No. 18-cv-0893); The Prudential Insurance Company of America v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-01223); Senzar Healthcare Master Fund LP v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-02286) (“Senzar”); 2012 Dynasty UC LLC v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-08595) (“2012 Dynasty”); Catalyst Dynamic Alpha Fund v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-12673) (“Catalyst”); Northwestern Mutual Life Insurance Co., v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-15286) (“Northwestern”); Bahaa Aly, et al. v. Valeant Pharmaceuticals International, Inc., (Case No. 18-cv-17393) (“Aly”); Office of the Treasurer as Trustee for the Connecticut Retirement Plans and Trust Funds v. Valeant Pharmaceuticals International, Inc. (Case No. 19-cv-18473) (“Connecticut”); Delaware Public Employees’ Retirement System v. Valeant Pharmaceuticals International, Inc. (Case No. 19-cv-18475) (“Delaware”); Maverick Neutral Levered Fund v. Valeant Pharmaceuticals International, Inc. (Case No. 20-cv-02190) (“Maverick”); Templeton v. Valeant Pharmaceuticals International, Inc. (Case No. 20-cv-05478); USAA Mutual Funds Trust, et al. v. Valeant Pharmaceuticals International, Inc., et al., (Case No. 20-cv-07462); and GIC Private Ltd. v. Valeant Pharmaceuticals International, Inc., (Case No. 20-cv-07460). Twenty-one of the thirty-seven opt-out actions have been dismissed; and the total number of remaining opt-out actions pending in the District of New Jersey is sixteen actions. In addition, in January 2025, the Company reached a confidential settlement in principle, which remains subject to further documentation, of the Blackrock action and the Blackrock Canadian Claims, as defined in the Canadian Securities Litigation – Opt-Out Litigation description, below.
These individual shareholder actions assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Certain of these individual actions assert additional claims, including claims under Section 18 of the Exchange Act, Sections 11, 12(a)(2) and 15 of the Securities Act, common law fraud, negligent misrepresentation and claims under the New Jersey Racketeer Influenced and Corrupt Organizations Act. These claims are based on alleged purchases of Company stock, options, and/or debt at various times between January 3, 2013 and August 10, 2016. The allegations in the complaints are similar to those made by plaintiffs in the putative class action. Motions to dismiss were filed in many of these individual actions and the Court has dismissed state law claims including New Jersey Racketeer Influenced and Corrupt Organizations Act, common law fraud and negligent misrepresentation claims in certain cases. On January 7, 2019, the Court entered a stipulation of voluntary dismissal in the Senzar opt-out action, closing the case. On September 10, 2019, the Court granted defendants’ motion to dismiss all claims in the Aly opt-out action. On October 9, 2019, the Aly Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit. On June 16, 2021, the Court of Appeals granted plaintiffs’ appeal in the Aly action. This action has been remanded to the District Court. On June 19, 2020, the Court entered stipulations of voluntary dismissal in the Catalyst, Mississippi, Connecticut and Delaware actions. On July 13, 2020, the Court entered a stipulation of voluntary dismissal in the NYCERS action. On December 30, 2020, the Court entered a stipulation of voluntary dismissal in the BlueMountain action. On February 18, 2021, and March 10, 2021, the Court entered stipulations of voluntary dismissal in the T. Rowe, BloombergSen, Principal Funds, Pentwater, Lord Abbett, Equity Trustees and UC Regents actions. On April 30, 2021, the Court entered a stipulation of voluntary dismissal in the Florida SBA action. On July 20, 2021, the Court entered a stipulation of voluntary dismissal in the Janus action. On December 13, 2024, the Court entered a stipulation of voluntary dismissal in the GMO Trust action. On February 14, 2025, the Court entered stipulations of voluntary dismissal in the Boeing, 2012 Dynasty, Northwestern and Maverick actions.
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
U.S. Securities Litigation – Kelk Complaint
On July 26, 2023, a purported class action complaint captioned Kelk v. Bausch Health Companies Inc., et al. (No. 23-cv-03996), was filed in the U.S. District Court for the District of New Jersey against the Company and certain of its current or former officers. The action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs allege that defendants made various misrepresentations and omissions regarding the Company’s proposed spin-off of Bausch + Lomb, and allege that those purported misrepresentations and omissions concealed that the spin-off was executed as part of a strategy to subvert the pending opt-out lawsuits and leave plaintiffs in those actions without viable means to a potential recovery. An amended complaint was filed on January 19, 2024. The amended complaint also alleges that defendants made various misrepresentations and omissions regarding the strength of the Company’s patents protecting its product, Xifaxan®, from generic competitors. Defendants moved to dismiss the amended complaint on March 20, 2024. On February 12, 2025, the District Court granted Defendants’ motion to dismiss the amended complaint in full without prejudice. The Court has given Plaintiffs leave until March 13, 2025, to file a second amended complaint.
The Company disputes the claims against it and intends to defend itself vigorously.
Derivative Lawsuit – Powers Complaint
On October 2, 2023, a derivative lawsuit captioned Powers v. Papa, et al. (Index No. 159699/2023) was filed in the Supreme Court of the State of New York, County of New York by an alleged stockholder of the Company. The action purports to assert derivative claims on behalf of the Company against the Company’s Board of Directors and certain of its current or former officers and directors. The action asserts claims for, inter alia, breach of fiduciary duty and waste of corporate assets and alleges that the defendants breached their fiduciary duties of loyalty and good faith by causing the Company to issue false and/or misleading statements regarding the Company’s proposed spin-off of Bausch + Lomb. On January 23, 2024, the Court entered a stipulation and order staying this action.
Canadian Securities Litigation – Opt-Out Litigation
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
In addition to the class proceedings described above, on April 12, 2018, the Company was served with an application for leave filed in the Quebec Superior Court of Justice to pursue an action under the Quebec Securities Act against the Company and certain current or former officers and directors. This proceeding is captioned BlackRock Asset Management Canada Limited et al. v. Valeant, et al. (Court File No. 500-11-054155-185). The allegations in the proceeding are similar to those made by plaintiffs in the Catucci class action. On June 18, 2018, the same BlackRock entities filed an originating application (Court File No. 500-17-103749-183) against the same defendants asserting claims under the Quebec Civil Code in respect of the same alleged misrepresentations (collectively, the “Blackrock Canadian Claims”). In January 2025, the Company reached a confidential settlement in principle, which remains subject to further documentation, of the Blackrock Canadian Claims and the U.S. Blackrock action as defined in the U.S. Securities Litigation description above.
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
Canadian Securities Litigation – Ren Statement of Claim

On December 23, 2024, a putative class action Statement of Claim captioned Ren v. Bausch Health Companies, Inc., Joseph Papa (“Papa”) and Thomas Appio (“Appio”) (CV-24-00098326-CP) was filed in the Ontario Superior Court of Justice against the Company, Papa and Appio. The claim generally alleges violations of Ontario securities legislation and common law on behalf of putative classes of persons who purchased or otherwise acquired securities of the Company between April 2, 2020 and May 2, 2024. The alleged violations relate to the Company’s disclosures regarding the US and Canadian Securities Opt-Out Litigation described above.

On January 17, 2025, the Company was served with a Notice of Motion seeking leave to pursue the proposed action under the relevant provisions of the Ontario Securities Act.

The Company disputes the claims against it and intends to defend itself vigorously.
Other Securities and RICO Related Matters
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
Intellectual Property
Patent Litigation/Paragraph IV Matters
From time to time, the Company (and/or certain of its affiliates) is also party to certain intellectual property litigation proceedings in the United States and Canada, including as arising from claims filed against the Company or by the Company (or that the Company anticipates filing within the required time periods) related to certain products sold by or on behalf of the Company, which may be in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third-party generic manufacturers, where such products include Xifaxan® 200 mg and 550 mg, Cabtreo® (anticipated), Lotemax® SM, Lumify®, Trulance® and Vyzulta® in the United States and Zaxine® (anticipated) in Canada.
Xifaxan® Paragraph IV Proceedings
The Company has filed lawsuits against Norwich Pharmaceuticals Inc. (“Norwich”), Amneal Pharmaceuticals of New York LLC, Zydus Pharmaceuticals (USA) Inc. (“Zydus”), Cipla USA, Inc. (“Cipla”) and Carnegie Pharmaceuticals LLC (“Carnegie”), and anticipates filing a lawsuit against Mylan Pharmaceuticals Inc. (“Mylan”), concerning the Company’s Xifaxan® (rifaximin) 550 mg tablets. The foregoing lawsuits and related litigation are referred to collectively as the “Xifaxan® Generics Litigation”.

The Norwich I Xifaxan® Litigation
On February 17, 2020, the Company and Alfasigma S.p.A. (“Alfasigma”) received a Notice of Paragraph IV Certification from Norwich, in which Norwich asserted that the U.S. patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Norwich’s generic rifaximin tablets, 550 mg, for which Norwich filed an ANDA (the “Norwich First ANDA”). The Company, through its subsidiaries Salix Pharmaceuticals, Inc. and Bausch Health Ireland Limited, holds the New Drug Application for Xifaxan® and owns or exclusively licenses (from Alfasigma) these patents. On March 26, 2020, certain of the Company’s subsidiaries and Alfasigma filed suit against Norwich in the U.S. District Court for the District of Delaware (Case No. 20-cv-00430) pursuant to the Hatch-Waxman Act, alleging infringement by Norwich of one or more claims of the Xifaxan® patents, thereby triggering a 30-month stay of the approval of the Norwich First ANDA for rifaximin tablets, 550 mg. Trial in this matter was held in March 2022. The court issued a final judgment on August 10, 2022 (the “Norwich Legal Decision”), finding that the U.S. Patents protecting the use of Xifaxan® (rifaximin) 550 mg tablets for the reduction in risk of HE recurrence valid and infringed and the U.S. patents protecting the composition, and use of Xifaxan® for treating IBS-D invalid. The Norwich Legal Decision prevents FDA approval of the Norwich First ANDA until October 2029. The Company appealed the Norwich Legal Decision to the U.S. Court of Appeals for the Federal Circuit on August 16, 2022. Following the Company’s appeal, Norwich claimed to have removed the HE indication from the Norwich First ANDA and then filed a motion in the District Court requesting modification of the Norwich Legal Decision to permit the FDA to approve the Norwich First ANDA before October 2029. The Company opposed the motion. On May 17, 2023, the District Court denied Norwich’s motion and confirmed that the FDA remained enjoined from granting final approval to the Norwich First ANDA until October 2029. Norwich filed its appeal to the U.S. Court of Appeals for the Federal Circuit on May 19, 2023. The Company’s and Norwich’s appeals were consolidated (the “Norwich Appeal”). The Federal Circuit heard oral arguments on January 8, 2024 in the Norwich Appeal. On April 11, 2024, the Federal Circuit issued an opinion affirming the Norwich Legal Decision and the District Court’s denial of Norwich’s motion requesting modification of the Norwich Legal Decision (the “Norwich Appeal Decision”). In May 2024, both the Company and Norwich petitioned for panel and en banc rehearing of the Norwich Appeal Decision. The Federal Circuit denied the Company’s and Norwich’s rehearing petitions on June 13, 2024 and issued its mandate to the District Court on June 20, 2024. Under the Norwich Appeal Decision, the FDA remains enjoined from approving the Norwich First ANDA until October 2029. On September 11, 2024, the Company and Norwich filed petitions for writ of certiorari with the United States Supreme Court appealing certain aspects of the Norwich Appeal Decision. The Supreme Court denied Norwich’s and the Company’s petitions for writ of certiorari on November 18, 2024 and December 16, 2024, respectively.
In a letter to Norwich on June 2, 2023, the FDA granted tentative approval to the Norwich First ANDA, but confirmed that it is enjoined from granting final approval until October 2029. On June 5, 2023, Norwich brought a lawsuit against the FDA in the U.S. District Court for the District of Columbia (the “DC District Court”), alleging that the FDA acted improperly by only granting tentative approval to the Norwich First ANDA rather than final approval (the “First Norwich DC Lawsuit”). In June 2023, the Company intervened in the First Norwich DC Lawsuit. A hearing was held on October 6, 2023. On November 1, 2023, the DC District Court granted the Company’s and FDA’s motions for summary judgment, thereby ending the lawsuit. In December 2023, Norwich appealed the DC District Court’s November 1st decision to the U.S. Court of Appeals for the District of Columbia Circuit (the “DC Circuit”). Although the DC Circuit held the appeal in abeyance on February 2, 2024, the DC circuit returned the case to the court’s active docket on December 17, 2024.
The Norwich II Xifaxan® Litigation
The Company received a Notice of Paragraph IV Certification from Norwich, dated May 10, 2024, in which Norwich asserted that certain U.S. Patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of Norwich’s generic rifaximin tablets, 550 mg, for which Norwich filed an amended ANDA (the “Norwich Second ANDA”). On June 20, 2024, the Company filed suit against Norwich in the U.S. District Court for the District of New Jersey pursuant to the Hatch-Waxman Act, alleging infringement by Norwich of one or more claims of U.S. Patent Nos. 11,564,912 (the “’912 Patent”) and 11,779,571 (the “’571 Patent”).
In a letter to Norwich on January 10, 2025, FDA granted tentative approval to the Norwich Second ANDA. In the January 10 letter, FDA confirmed that the first ANDA applicant for rifaximin 550 mg tablets is eligible for 180-day exclusivity. The 180-day exclusivity precludes FDA from granting final approval to the Norwich Second ANDA. On January 13, 2025, Norwich brought a lawsuit against the FDA in the DC District Court, alleging that the FDA acted improperly by only granting tentative approval to the Norwich Second ANDA rather than final approval (the “Second Norwich DC Lawsuit”). In the Second Norwich DC Lawsuit, Norwich asserts (1) that the Norwich Second ANDA is not subject to a 30-month stay of approval; and (2) that the first ANDA applicant for rifaximin 550 mg tablets forfeited their 180-day exclusivity. Teva Pharmaceuticals USA, Inc. and Salix intervened in the Second Norwich DC Lawsuit as defendants.
The Amneal Xifaxan® Litigation
On February 28, 2024, the Company received a Notice of Paragraph IV Certification from Amneal Pharmaceuticals of New York, LLC, U.S. Agent for Amneal EU, Limited (collectively “Amneal”), in which Amneal asserted that certain U.S. Patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, offer for sale, and/or importation of Amneal’s generic rifaximin tablets, 550 mg, for which Amneal filed an ANDA. On April 5, 2024, the Company and Alfasigma filed suit against Amneal in the U.S. District Court for the District of New Jersey pursuant to the Hatch-Waxman Act, alleging infringement by Amneal of one or more claims of the Xifaxan® patents, thereby triggering a 30-month stay of the approval of Amneal’s ANDA for rifaximin tablets, 550 mg. Although enjoined from granting final approval, FDA granted tentative approval to Amneal’s ANDA on January 16, 2025.
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
The Cipla Xifaxan® Litigation
The Company received a Notice of Paragraph IV Certification from Cipla USA, Inc., U.S. Agent for Cipla Limited (collectively “Cipla”), dated September 18, 2024, in which Cipla asserted that certain U.S. Patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, offer for sale, and/or importation of Cipla’s generic rifaximin tablets, 550 mg, for which Cipla filed an ANDA. On November 1, 2024, the Company filed suit against Cipla pursuant to the Hatch-Waxman Act, alleging infringement by Cipla of one or more claims of the Xifaxan® patents, thereby triggering a 30-month stay of the approval of Cipla’s ANDA for rifaximin tablets, 550 mg.
The Carnegie Xifaxan® Litigation
The Company received a Notice of Paragraph IV Certification from Carnegie, dated October 1, 2024, in which Carnegie asserted that certain U.S. Patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, offer for sale, and/or importation of Carnegie’s generic rifaximin tablets, 550 mg, for which Carnegie filed an ANDA. On November 7, 2024, the Company filed suit against Carnegie pursuant to the Hatch-Waxman Act, alleging infringement by Carnegie of one or more claims of the Xifaxan® patents, thereby triggering a 30-month stay of the approval of Carnegie’s ANDA for rifaximin tablets, 550 mg.
The Mylan Anticipated Xifaxan® Litigation
The Company received a Notice of Paragraph IV Certification from Mylan, dated February 11, 2025, in which Mylan asserted that certain U.S. Patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, offer for sale, and/or importation of Mylan’s generic rifaximin tablets, 550 mg, for which Mylan filed an ANDA. The Company intends to file suit against Mylan pursuant to the Hatch-Waxman Act, alleging infringement by Mylan of one or more claims of the Xifaxan® patents, thereby triggering a 30-month stay of the approval of Mylan’s ANDA for rifaximin tablets, 550 mg.
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
The Anticipated Cabtreo® Paragraph IV Proceedings
The Company received a Notice of Paragraph IV Certification from Taro Pharmaceuticals Inc. (“Taro”), dated February 5, 2025, in which Taro asserted that U.S. Patents listed in the FDA’s Orange Book for the Company’s Cabtreo® (clindamycin phosphate, adapalene, benzoyl peroxide) gel, 1.2%/0.15%/3.1%, are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, offer for sale, and/or importation of Taro’s generic clindamycin phosphate/adapalene/benzoyl peroxide gel, 1.2%/0.15%/3.1%, for which Taro filed an ANDA. The Company intends to file suit against Taro pursuant to the Hatch-Waxman Act, alleging infringement by Taro of one or more claims of the Cabtreo® patents, thereby triggering a 30-month stay of the approval of Taro’s ANDA for clindamycin phosphate/adapalene/benzoyl peroxide gel, 1.2%/0.15%/3.1%.
The Company remains confident in the strength of the Cabtreo® patents and intends to vigorously defend its intellectual property.
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
Zaxine® Notice of Allegation in Canada
The Company received a Notice of Allegation in Canada, dated January 14, 2025, from Sandoz Canada Inc. (“Sandoz Canada”) concerning Zaxine® (rifaximin) 550 mg tablets. Under the Patented Medicines (Notice of Compliance) (“PM(NOC)”) Regulations, the Company has 45 days from service of the Notice of Allegation to file a lawsuit and preserve a 24-month period in which Health Canada is prohibited from issuing a Notice of Compliance to Sandoz Canada. The Company is considering all options in response to the Notice of Allegation.
PreserVision® AREDS Patent Litigation
PreserVision® AREDS and PreserVision® AREDS 2 are OTC eye vitamin formulas for those with moderate-to-advanced AMD. The PreserVision® U.S. formulation patent expired in March 2021, but a patent covering methods of using the formulation remains in force into 2026. Bausch & Lomb Incorporated (“B&L Inc.”) has filed patent infringement proceedings against 20 named defendants in 17 proceedings claiming infringement of these patents and, in certain circumstances, related unfair competition and false advertising causes of action. Fourteen of these proceedings were subsequently settled; two resulted in a default. As of the date of this filing, there is one ongoing action: Bausch & Lomb Inc. & PF Consumer Healthcare 1 LLC v. SBH Holdings LLC, C.A. No. 20-cv-01463-GBW-CJB (D. Del.) (the “SBH matter”). In the SBH matter, cross-motions for summary judgment are pending and a jury trial is scheduled to begin on April 21, 2025. Bausch + Lomb remains confident in the strength of these patents and B&L Inc. will continue to vigorously pursue this matter and defend its intellectual property.
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
Additionally, on December 18, 2023, B&L Inc., Bausch + Lomb Ireland Limited, and Eye Therapies amended its complaint to add claims for copyright infringement, as well as claims under the Lanham Act, including trademark and trade dress infringement. DRL subsequently petitioned for inter partes review (“IPR”) of the U.S. Patent Nos. 11,596,600 and 11,833,245; the PTAB instituted both petitions. The IPRs are ongoing.
The lawsuit against DRL in the District of New Jersey is currently stayed (with an appeal of the Order granting the stay pending). Bausch + Lomb remains confident in the strength of the Lumify® related patents and intends to vigorously defend its intellectual property.
In addition to the intellectual property matters described above, in connection with the Vyzulta® and Lotemax® SM products, Bausch + Lomb has commenced ongoing infringement proceedings against potential generic competitors in the U.S. In connection with Vyzulta®, one matter has been resolved and dismissed, and another matter is ongoing in the District of New Jersey and is in the fact-discovery stage. In connection with Lotemax® SM, one matter resulted in a four-day bench trial starting January 13, 2025, and the parties await a decision; another matter was recently filed in the District of New Jersey, and the complaint has not yet been served.
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
In December 2023, LTL changed its name to LLT Management LLC (“LLT”). In June and July 2024, LLT solicited votes for a new “pre-packaged” Chapter 11 plan, and after the reported successful solicitation of votes to commence the planned bankruptcy, LLT and certain affiliates underwent another corporate restructuring that resulted in two entities, Red River Talc LLC (“Red River”) and Pecos River Talc LLC (“Pecos River”), assuming the talc liabilities of LLT. On September 20, 2024, Red River filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of Texas (the “Texas Bankruptcy Court”), seeking to resolve all ovarian cancer related talc claims. On October 21, 2024, the Texas Bankruptcy Court agreed to enter a temporary restraining order and preliminary injunction staying all ovarian cancer-related talc claims at least through December 2024, which it has since extended through March 15, 2025. On December 9, 2024, Red River filed a Second Amended Chapter 11 plan incorporating the settlement with the Talc Claimants’ Committee. A hearing on confirmation of the plan and any objections thereto began on February 18, 2025. Johnson & Johnson has reported that the entity Pecos River will be responsible for resolving all non-ovarian cancer-related talc claims outside of bankruptcy.
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
On July 14, 2022, LTL filed an adversary proceeding in the Bankruptcy Court (Case No. 21-30589, Adv. Pro. No. 22-01231) against the State of New Mexico ex rel. Hector H. Balderas, Attorney General, and obtained an injunction from the Bankruptcy Court barring the New Mexico Attorney General from continuing to prosecute the action while the bankruptcy case was pending. Because the Bankruptcy Court has ultimately dismissed both LTL’s first and second bankruptcy cases, and a stay was not revived during the newest bankruptcy case of Red River Talc LLC (successor to LTL), filed on September 20, 2024, this suit has returned to its status quo prior to LTL’s filing.
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
Doctors Allergy Formula Lawsuit
In April 2018, Doctors Allergy Formula, LLC (“Doctors Allergy”), filed a lawsuit against Bausch Health Americas in the Supreme Court of the State of New York, County of New York, asserting breach of contract and related claims under a 2015 Asset Purchase Agreement, which purports to include milestone payments that Doctors Allergy alleges should have been paid by Bausch Health Americas. Doctors Allergy claims its damages are not less than $23 million. Bausch Health Americas has asserted counterclaims against Doctors Allergy. Bausch Health Americas filed a motion seeking an order granting Bausch Health Americas’ motion for summary judgment on its counterclaims against Doctors Allergy and dismissing Doctors Allergy’s claims against Bausch Health Americas. The motion was fully briefed as of May 2021. The Court held a hearing on the motion on January 25, 2022. On May 12, 2023, the Court issued a Decision and Order denying the motion. On June 14, 2023, Bausch Health Americas filed a Notice of Appeal as to the Decision and Order. On March 13, 2024, Bausch Health Americas filed its appellate brief with the Appellate Division of the New York Supreme Court, First Department, appealing the trial court’s denial of Bausch Health Americas’ motion for summary judgment. Doctors Allergy filed its answering brief on July 26, 2024, and Bausch Health Americas filed its reply brief on September 13, 2024. The Appellate Division heard oral argument on November 7, 2024. On December 5, 2024, the Appellate Division denied Bausch Health Americas’ appeal as to Doctors Allergy’s second cause of action (breach of contract) and Bausch Health Americas’ counterclaims, but it granted the appeal as to Doctors Allergy’s third cause of action (breach of the implied duty of good faith and fair dealing) and dismissed that claim. On December 13, 2024, the Appellate Division remitted this action back to the trial court. An initial pretrial conference has been scheduled for April 8, 2025. No trial date has been set. Bausch Health Americas disputes the claims against it and this lawsuit will be defended vigorously.
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
In May 2020, the District Court granted defendants’ motion to dismiss, holding that Plaintiff-relator’s qui tam action was precluded by the False Claims Act’s public disclosure bar. Plaintiff-relator appealed to the U.S. Court of Appeals for the Ninth Circuit. In August 2023, the Court of Appeals reversed the District Court’s order and remanded to the District Court for further proceedings. In September 2023, the Company filed a petition for rehearing or rehearing en banc with the Court of Appeals. On January 5, 2024, the Court of Appeals panel denied the petition and issued an amended opinion, still reversing the District Court’s order and remanding the case to the District Court for further proceedings. On April 4, 2024, the Company filed a petition for a writ of certiorari to the Supreme Court, which was denied on October 7, 2024. Mandate issued and the case returned to the District Court. On November 27, 2024, Plaintiff-relator filed an amended complaint. The Company filed a motion to dismiss the amended complaint on February 5, 2025, which remains pending. The Company disputes the claims against it and intends to defend itself vigorously.
Completed or Inactive Matters
The following matters have concluded, have settled, are the subject of an agreement to settle or have otherwise been closed since January 1, 2024 or have been inactive from the Company’s perspective for several fiscal quarters or the Company anticipates that no further material activity will take place with respect thereto. Due to the closure, settlement, inactivity or change in status of the matters referenced below, these matters will no longer appear in the Company’s future public reports and disclosures, unless required or as deemed appropriate. With respect to inactive matters, to the extent material activity takes place in subsequent quarters with respect thereto, the Company will provide updates as required or as deemed appropriate.
Investigation by the U.S. Attorney’s Office for the Northern District of Iowa – re OrthoDerm
The Company received a Civil Investigative Demand in May 2021 from the Civil Division of the United States Department of Justice and the United States Attorney’s Office for the Northern District of Iowa, requesting documents and other information concerning the sales and marketing of Bryhali®, Duobrii®, Jublia® and Siliq®. The Company cooperated with this investigation. On September 10, 2024, the United States District Court for the Northern District of Iowa unsealed a qui tam complaint captioned United States ex rel. Arcilesi v. Bausch Health Companies Inc., et al. (No. 1:19-cv-00139-CJW-MAR) that was filed on December 18, 2019 against Bausch Health Companies Inc., Bausch Health US, LLC, Bausch
Health Americas, Inc., and several individuals. The complaint asserts claims seeking, inter alia, damages, civil penalties and attorneys’ fees for alleged violations of the federal False Claims Act (“FCA”) and several similar state statutes relating to the sales and marketing of certain dermatology products and retaliation under the FCA. On September 9, 2024, the United States, as well as all the named states and the District of Columbia declined to intervene and on December 2, 2024, the relator filed a notice of dismissal. The Court dismissed the action without prejudice on December 11, 2024. This matter has now concluded.
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
21.COMMITMENTS AND CONTINGENCIES
The Company has commitments related to capital expenditures of approximately $187 million as of December 31, 2024.
Under certain agreements, the Company may be required to make payments contingent upon the achievement of specific developmental, regulatory, or commercial milestones. As of December 31, 2024, the Company believes it is reasonably possible that it may potentially make milestone and license fee payments, including sales-based milestone payments, of approximately $222 million over time, in the aggregate, to third parties for products currently under development or being marketed, primarily consisting of the following:
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
•Under the terms of a December 2019 agreement with Novaliq GmbH, Bausch + Lomb has acquired an exclusive license for the commercialization and development in the U.S. and Canada of MIEBO® (perfluorohexyloctane), formerly known as NOV03, for the treatment of the signs and symptoms of dry eye disease and may be required to make sales-based milestone payments. The Company believes it is reasonably possible that these payments over time may approximate $88 million, in the aggregate.
Due to the nature of these arrangements, the future potential payments related to the attainment of the specified milestones over a period of several years are inherently uncertain. As of December 31, 2024, no accruals related to the aforementioned agreements exist because the milestone targets are not yet probable of being achieved.
Indemnification Provisions
In the normal course of business, the Company enters into agreements that include indemnification provisions for product liability and other matters. These provisions are generally subject to maximum amounts, specified claim periods and other conditions and limits. In addition, the Company is obligated to indemnify its officers and directors in respect of any legal claims or actions initiated against them in their capacity as officers and directors of the Company in accordance with applicable law. Pursuant to such indemnities, the Company is indemnifying certain former officers and directors in respect of certain litigation and regulatory matters. As of December 31, 2024 and 2023, no material amounts were accrued for the Company’s obligations under these indemnification provisions.

22.SEGMENT INFORMATION
Reportable Segments
The following is a brief description of the Company’s segments:
•The Salix segment consists of sales in the U.S. of GI products. Sales of the Xifaxan® product line currently represent approximately 85% of the Salix segment revenues.
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
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Surgical and Pharmaceuticals products.
Resources are allocated and performance is assessed by the Company’s CEO, whom the Company has determined to be the Company’s Chief Operating Decision Maker (the “CODM”). The Company’s CODM evaluates the performance of its segments and allocates resources to them based on segment profit. Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, Asset impairments, Restructuring, integration, separation and IPO costs, and Other expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance.
The Company’s CODM uses segment profit in the annual budgeting and forecasting process. The CODM considers budget-to-actual variances on a monthly basis for segment profit when making decisions about allocating capital and personnel to the segments. The CODM uses segment profit in determining the compensation of certain employees. In assessing segment performance and managing operations, the CODM does not review segment assets.
Corporate includes the finance, treasury, certain research and development programs, tax and legal operations of the Company’s businesses and certain expenses, gains and losses related to the overall management of the Company, which are not allocated to the other business segments. Furthermore, a portion of share-based compensation is considered a corporate cost since the amount of such expense depends on company-wide performance rather than the operating performance of any single segment.

Revenues by Segment and Product Category and Segment Profits
Segment revenues by product category and segment profits for the years 2024, 2023 and 2022 were as follows:

	For the year ended December 31, 2024
(in millions)	Salix	International	Solta Medical	Diversified	Bausch + Lomb	Total
Revenues:
Pharmaceuticals	$2,330	$248	$—	$849	$969	$4,396
Devices	—	—	440	—	1,800	2,240
OTC	—	173	—	6	1,724	1,903
Branded and Other generics	—	624	—	74	281	979
Other revenues	3	66	—	21	17	107
Total revenues	2,333	1,111	440	950	4,791	$9,625
Less:
Cost of goods sold (excluding amortization and impairments of intangible assets)	174	449	98	140	1,868
Costs of other revenues	—	48	1	—	4
Selling, general and administrative	458	214	110	169	1,690
Research and development	99	24	18	15	121
Segment profit	$1,602	$376	$213	$626	$1,108

	For the year ended December 31, 2023
(in millions)	Salix	International	Solta Medical	Diversified	Bausch + Lomb	Total
Revenues:
Pharmaceuticals	$2,251	$250	$—	$790	$618	$3,909
Devices	—	—	347	—	1,650	1,997
OTC	—	179	—	7	1,611	1,797
Branded and Other generics	—	588	—	120	252	960
Other revenues	(1)	54	—	26	15	94
Total revenues	2,250	1,071	347	943	4,146	$8,757
Less:
Cost of goods sold (excluding amortization and impairments of intangible assets)	182	470	78	149	1,640
Costs of other revenues	—	38	—	—	2
Selling, general and administrative	416	205	88	190	1,402
Research and development	104	23	20	18	122
Segment profit	$1,548	$335	$161	$586	$980

	For the year ended December 31, 2022
(in millions)	Salix	International	Solta Medical	Diversified	Bausch + Lomb	Total
Revenues:
Pharmaceuticals	$2,090	$258	$—	$826	$468	$3,642
Devices	—	—	300	—	1,572	1,872
OTC	—	151	—	7	1,461	1,619
Branded and Other generics	—	527	—	120	245	892
Other revenues	—	52	—	25	22	99
Total revenues	2,090	988	300	978	3,768	$8,124
Less:
Cost of goods sold (excluding amortization and impairments of intangible assets)	189	421	66	130	1,510
Costs of other revenues	—	40	—	—	8
Selling, general and administrative	362	181	80	211	1,253
Research and development	50	22	19	25	123
Segment profit	$1,489	$324	$135	$612	$874
Revenues for the Company’s top ten products for the years 2024, 2023 and 2022 represented 50%, 48% and 49% of total product sales, respectively.
The following table presents a reconciliation of total segment profit to total consolidated Income (loss) before income taxes for the years 2024, 2023 and 2022:

(in millions)	2024	2023	2022
Segment Profit
Salix	$1,602	$1,548	$1,489
International	376	335	324
Solta Medical	213	161	135
Diversified	626	586	612
Bausch + Lomb	1,108	980	874
	3,925	3,610	3,434
Corporate	(994)	(933)	(828)
Amortization of intangible assets	(1,077)	(1,077)	(1,215)
Goodwill impairments	—	(493)	(824)
Asset impairments	(29)	(54)	(15)
Restructuring, integration, separation and IPO costs	(32)	(62)	(63)
Other expense, net	(247)	(28)	(35)
Operating income	1,546	963	454
Interest income	33	26	14
Interest expense	(1,388)	(1,328)	(1,464)
Gain on extinguishment of debt	23	1	875
Foreign exchange and other	(47)	(52)	(8)
Income (loss) before income taxes	$167	$(390)	$(129)

Geographic Information
Revenues are attributed to a geographic region based on the location of the customer and for the years 2024, 2023 and 2022, were as follows:

(in millions)	2024	2023	2022
U.S. and Puerto Rico	$5,767	$5,194	$4,836
China	496	441	413
Canada	402	366	351
Poland	350	319	278
Mexico	315	322	276
France	230	214	203
Japan	188	194	200
Russia	161	148	181
Germany	159	152	147
South Korea	146	93	77
United Kingdom	135	125	115
Spain	99	92	84
Italy	94	86	76
Other	1,083	1,011	887
	$9,625	$8,757	$8,124
Long-lived assets consisting of property, plant and equipment, net of accumulated depreciation, are attributed to geographic regions based on their physical location and as of December 31, 2024 and 2023 were as follows:

(in millions)	2024	2023
U.S. and Puerto Rico	$876	$750
Ireland	425	400
Germany	104	98
Other	375	459
	$1,780	$1,707
Major Customers
Customers that accounted for 10% or more of total revenues were as follows:

	2024	2023	2022
Cencora Inc.	19%	19%	18%
McKesson Corporation	15%	15%	15%
Cardinal Health, Inc.	14%	13%	13%