Form 10-Q
period 2025-03-31
Bausch Health Companies Inc.
filed 2025-05-01
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common shares, no par value — 369,550,086 shares outstanding as of April 25, 2025.

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
i

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch Health Companies Inc. and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars, references to “€” are to Euros and references to “CAD” are to Canadian dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of March 31, 2025.
Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and may be forward-looking information within the meaning of applicable Canadian securities laws (collectively, “forward-looking statements”), as described in more detail under the heading “Forward-Looking Statements” in Item 2 of Part I of this Form 10-Q. Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found (i) in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 19, 2025, under Item 1A. “Risk Factors”; (ii) under Item 1A. “Risk Factors” of Part II of this Form 10-Q; and (iii) in the Company’s other filings with the U.S. Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators (the “CSA”). When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider such factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the list of important factors, as described in more detail under the heading “Forward-Looking Statements” in Item 2 of Part I of this Form 10-Q, that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.
ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,134	$1,181
Restricted cash	23	20
Trade receivables, net	2,072	2,140
Inventories, net	1,613	1,595
Prepaid expenses and other current assets	890	838
Total current assets	5,732	5,774
Property, plant and equipment, net	1,882	1,780
Intangible assets, net	5,297	5,551
Goodwill	11,153	11,087
Deferred tax assets, net	1,977	1,968
Other non-current assets	380	363
Total assets	$26,421	$26,523
Liabilities
Current liabilities:
Accounts payable	$620	$589
Accrued and other current liabilities	3,354	3,489
Current portion of long-term debt	282	2,674
Total current liabilities	4,256	6,752
Acquisition-related contingent consideration	282	310
Non-current portion of long-term debt	21,228	18,942
Deferred tax liabilities, net	134	128
Other non-current liabilities	761	713
Total liabilities	26,661	26,845
Commitments and contingencies (Note 17)
Deficit
Common shares, no par value, unlimited shares authorized, 369,539,455 and 367,843,058 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	10,508	10,490
Additional paid-in capital	220	234
Accumulated deficit	(9,882)	(9,824)
Accumulated other comprehensive loss	(2,029)	(2,179)
Total Bausch Health Companies Inc. shareholders’ deficit	(1,183)	(1,279)
Noncontrolling interest	943	957
Total deficit	(240)	(322)
Total liabilities and deficit	$26,421	$26,523
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
Product sales	$2,227	$2,129
Other revenues	32	24
	2,259	2,153
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	683	628
Cost of other revenues	18	12
Selling, general and administrative	867	794
Research and development	143	151
Amortization of intangible assets	256	274
Asset impairments	—	1
Restructuring, integration and separation costs	1	12
Other expense, net	15	—
	1,983	1,872
Operating income	276	281
Interest income	11	9
Interest expense	(330)	(355)
Gain on extinguishment of debt	—	11
Foreign exchange and other	(4)	(15)
Loss before income taxes	(47)	(69)
Provision for income taxes	(39)	(8)
Net loss	(86)	(77)
Net loss attributable to noncontrolling interest	28	13
Net loss attributable to Bausch Health Companies Inc.	$(58)	$(64)

Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(0.16)	$(0.17)
Basic and diluted weighted-average common shares	369.6	366.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME( LOSS)
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(86)	$(77)
Other comprehensive income (loss)
Foreign currency translation adjustment	141	(34)
Other comprehensive income (loss)	141	(34)
Comprehensive income (loss)	55	(111)
Comprehensive loss attributable to noncontrolling interest	37	11
Comprehensive income (loss) attributable to Bausch Health Companies Inc.	$92	$(100)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(in millions)
(Unaudited)

	Bausch Health Companies Inc. Shareholders’ Deficit
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Bausch Health Companies Inc. Shareholders’ Deficit	Non- controlling Interest	Total Deficit
	Shares	Amount

	Three Months Ended March 31, 2025
Balances, January 1, 2025	367.8	$10,490	$234	$(9,824)	$(2,179)	$(1,279)	$957	$(322)
Common shares issued under share-based compensation plans	1.7	18	(18)	—	—	—	—	—
Share-based compensation	—	—	43	—	—	43	—	43
Employee withholding taxes related to share-based awards	—	—	(16)	—	—	(16)	—	(16)
Vesting of B+L equity compensation	—	—	(23)	—	—	(23)	23	—
Net loss	—	—	—	(58)	—	(58)	(28)	(86)
Other comprehensive income (loss)	—	—	—	—	150	150	(9)	141
Balances, March 31, 2025	369.5	$10,508	$220	$(9,882)	$(2,029)	$(1,183)	$943	$(240)

	Three Months Ended March 31, 2024
Balances, January 1, 2024	365.2	$10,423	$214	$(9,778)	$(1,881)	$(1,022)	$940	$(82)
Common shares issued under share-based compensation plans	1.5	57	(57)	—	—	—	—	—
Share-based compensation	—	—	33	—	—	33	—	33
Employee withholding taxes related to share-based awards	—	—	(14)	—	—	(14)	—	(14)
Vesting of B+L equity compensation	—	—	(12)	—	—	(12)	12	—
Net loss	—	—	—	(64)	—	(64)	(13)	(77)
Other comprehensive (loss) income	—	—	—	—	(36)	(36)	2	(34)
Balances, March 31, 2024	366.7	$10,480	$164	$(9,842)	$(1,917)	$(1,115)	$941	$(174)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(86)	$(77)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	305	320
Amortization and write-off of debt premiums, discounts and issuance costs	15	14
Asset impairments	—	1
Acquisition-related contingent consideration	(11)	(2)
Allowances for losses on trade receivable and inventories	26	15
Deferred income taxes	(9)	(57)
Net gain on sale of assets	—	(4)
Adjustments to accrued legal settlements	(3)	6
Payments of accrued legal settlements	(19)	(3)
Share-based compensation	43	33
Gain excluded from hedge effectiveness	(3)	(3)
Gain on extinguishment of debt	—	(11)
Payments of contingent consideration adjustments, including accretion	(2)	(2)
Amortization of interim contract and inventory step-up resulting from acquisitions	22	20
Foreign exchange and other	(2)	(4)
Changes in operating assets and liabilities:
Trade receivables	110	(63)
Inventories	(30)	(144)
Prepaid expenses and other current assets	(46)	121
Accounts payable, accrued and other liabilities	(99)	51
Net cash provided by operating activities	211	211
Cash Flows From Investing Activities
Acquisitions and other investments	(12)	—
Purchases of property, plant and equipment	(115)	(82)
Acquisition of intangible assets and other assets	(9)	(1)
Purchases of marketable securities	(4)	(3)
Proceeds from sale of marketable securities	4	6
Proceeds from sale of assets and businesses, net of costs to sell	—	1
Interest settlements from cross-currency swaps	6	6
Net cash used in investing activities	(130)	(73)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	50	75
Repayments of long-term debt	(168)	(390)
Payments of employee withholding taxes related to share-based awards	(16)	(14)
Payments of acquisition-related contingent consideration	(7)	(7)
Payments of financing costs	(5)	(4)
Net cash used in financing activities	(146)	(340)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	21	(5)
Net decrease in cash, cash equivalents and restricted cash	(44)	(207)
Cash, cash equivalents and restricted cash, beginning of period	1,201	962
Cash, cash equivalents and restricted cash, end of period	$1,157	$755
Cash and cash equivalents	$1,134	$733
Restricted cash	23	22
Cash, cash equivalents and restricted cash, end of period	$1,157	$755
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
2.SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company in U.S. dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these notes to the unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements prepared in accordance with U.S. GAAP that are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators (the “CSA”) on February 19, 2025. The unaudited Condensed Consolidated Financial Statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited Consolidated Financial Statements for the year ended December 31, 2024. The unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, the Company announced its plan to separate its eye health business, consisting of its Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals businesses into an independent publicly traded entity, Bausch + Lomb, from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). As part of this plan, in May 2022, a wholly owned subsidiary of Bausch Health sold common shares of Bausch + Lomb pursuant to an initial public offering of Bausch + Lomb (the “B+L IPO”). Following the B+L IPO, Bausch Health indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 88% of B+L’s outstanding common shares as of March 31, 2025.
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
New Accounting Standards
There were no new accounting standards adopted during the three months ended March 31, 2025.
Recently Issued Accounting Standards, Not Adopted as of March 31, 2025
In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expense (“ASU 2024-03”), which requires public companies to disclose, in interim and annual reporting periods, additional information about specific expenses in the financial statements. The amendments in ASU 2024-03 are effective for the Company beginning with its 2027 annual report, and its interim periods beginning in 2028. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is evaluating the impact of adoption on its consolidated financial statements and related disclosures.
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
3.REVENUE RECOGNITION
The Company’s revenues are primarily generated from product sales, primarily in the therapeutic areas of GI, hepatology, neurology, dermatology and eye health, that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetic medical devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue which is derived primarily from contract manufacturing for third parties and which is not material. See Note 18, “SEGMENT INFORMATION” for the disaggregation of revenue.
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
The following tables present the activity and ending balances of the Company’s variable consideration provisions for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31, 2025
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balances, January 1, 2025	$170	$372	$1,421	$189	$85	$2,237
Current period provisions	163	29	992	432	79	1,695
Payments and credits	(179)	(37)	(1,053)	(459)	(104)	(1,832)
Reserve balances, March 31, 2025	$154	$364	$1,360	$162	$60	$2,100
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $40 million and $36 million as of March 31, 2025 and January 1, 2025, respectively, which are reflected as a reduction of Trade receivables, net in the Condensed Consolidated Balance Sheets. Included as a reduction of current period provisions for Distribution Fees in the table above are price appreciation credits of approximately $2 million for the three months ended March 31, 2025.

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
Allowance for Credit Losses
An allowance is maintained for potential credit losses. The Company estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer credit worthiness, value of collateral (if any), and any relevant current and reasonably supportable future economic factors. Additionally, the Company generally estimates the expected credit loss on a pool basis when customers are deemed to have similar risk characteristics. Trade receivable balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected. Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses. The activity in the allowance for credit losses for trade receivables for the three months ended March 31, 2025 and 2024 is as follows.

(in millions)	2025	2024
Balance, beginning of period	$30	$34
Provision for expected credit losses	(1)	—
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Foreign exchange and other	—	—
Balance, end of period	$29	$34

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
2025 Bausch + Lomb Acquisitions
Acquisition of Whitecap Biosciences
During January 2025, Bausch + Lomb, through an affiliate, acquired Whitecap Biosciences, LLC (“Whitecap Biosciences”) for an upfront payment of approximately $28 million and potential future milestone and royalty payments. The acquisition is expected to expand Bausch + Lomb’s clinical-stage pipeline as Whitecap Biosciences is currently developing two innovative therapies for potential use in glaucoma and geographic atrophy. Bausch + Lomb accounted for the transaction as an asset acquisition and during the three months ended March 31, 2025, Bausch + Lomb expensed the upfront payment of approximately $28 million as acquired in-process research and development costs, as included within Other expense, net on the Condensed Consolidated Statements of Operations.
2024 Bausch + Lomb Acquisitions
Acquisition of Elios Vision
During December 2024, Bausch + Lomb, through an affiliate, acquired Elios Vision, Inc. (“Elios Vision”) for (i) a cash payment of approximately $99 million and (ii) potential future milestone obligations. Elios Vision, is the developer of the ELIOS® procedure, the first clinically validated, minimally invasive glaucoma surgery procedure using an excimer laser. This acquisition is expected to bolster Bausch + Lomb’s glaucoma treatment portfolio. The acquisition of Elios Vision has been accounted for as a business combination under the acquisition method of accounting. The valuation of the assets acquired and liabilities assumed as part of the acquisition of Elios Vision has not been finalized as of March 31, 2025. The areas that could be subject to change primarily relate to income tax matters. Bausch + Lomb will finalize these amounts no later than one year from the acquisition date.
Acquisition of Trukera Medical
During July 2024, Bausch + Lomb, through an affiliate, acquired TearLab Corporation, d/b/a Trukera Medical (“Trukera Medical”). Trukera Medical, a U.S.-based ophthalmic medical diagnostic company, commercializes ScoutPro®, a point-of-care portable device for precisely measuring osmolarity, the salt content of a person’s tears. This acquisition is expected to expand Bausch + Lomb’s presence in the dry eye market. The acquisition of Trukera Medical has been accounted for as a business combination under the acquisition method of accounting.
See Note 3, “ACQUISITIONS AND LICENSING AGREEMENTS” to the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC and the CSA on February 19, 2025 for additional information regarding the 2024 Bausch + Lomb acquisitions, including details regarding the assets acquired and liabilities assumed.
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
The Company incurred $1 million and $12 million of restructuring and integration costs during the three months ended March 31, 2025 and 2024, respectively.

Separation Costs and Separation-related Costs
The Company has incurred, and will incur costs associated with activities relating to the B+L Separation. These B+L Separation activities include separating the Bausch + Lomb business from the remainder of the Company. Separation costs are incremental costs directly related to the B+L Separation and include, but are not limited to legal, audit and advisory fees. Separation costs included in Restructuring, integration and separation costs for the three months ended March 31, 2025 and 2024 are not material.
The Company has incurred, and expects to continue to incur, incremental costs with respect to the B+L Separation. These separation-related costs include, but are not limited to rebranding costs, advisory fees and costs associated with facility relocation and/or modification. Included in Selling, general and administrative expenses for each of the three months ended March 31, 2025 and 2024 are separation-related costs of $5 million.
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

	March 31, 2025				December 31, 2024
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$431	$421	$10	$—	$567	$557	$10	$—
Restricted cash	$23	$23	$—	$—	$20	$20	$—	$—
Foreign currency exchange contracts	$2	$—	$2	$—	$10	$—	$10	$—
Liabilities:
Acquisition-related contingent consideration	$339	$—	$—	$339	$359	$—	$—	$359
Cross-currency swaps	$73	$—	$73	$—	$34	$—	$34	$—
Foreign currency exchange contracts	$2	$—	$2	$—	$5	$—	$5	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Condensed Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature. Cash, cash equivalents and restricted cash as presented in the Condensed Consolidated Balance Sheet as of March 31, 2025 includes $215 million of cash, cash equivalents and restricted cash held by legal entities of Bausch + Lomb. Cash held by Bausch + Lomb legal entities and any future cash from the operating, investing and financing activities of Bausch + Lomb is expected to be retained by Bausch + Lomb entities and is generally not available to support the operations, investing and financing activities of other legal entities, including Bausch Health unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders.
There were no transfers into or out of Level 3 assets or liabilities during the three months ended March 31, 2025.

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
The assets and liabilities associated with Bausch + Lomb’s cross-currency swaps as included in the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 are as follows:

(in millions)	March 31, 2025	December 31, 2024
Other non-current liabilities	$(76)	$(40)
Prepaid expenses and other current assets	$3	$6
Net fair value	$(73)	$(34)
The following table presents the effect of hedging instruments on the Condensed Consolidated Statements of Comprehensive Income (loss) and the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in millions)	2025	2024
(Loss) gain recognized in Other comprehensive loss	$(36)	$20
Gain excluded from assessment of hedge effectiveness	$3	$3
Location of gain of excluded component	Interest Expense
No portion of the cross-currency swaps were ineffective for the three months ended March 31, 2025 and 2024. During each of the three months ended March 31, 2025 and 2024, the Company received $6 million in interest settlements, which are reported as investing activities in the Condensed Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
The Company’s foreign currency exchange contracts are remeasured at each reporting date to reflect changes in their fair values determined using forward rates, which are observable market inputs, multiplied by the notional amount. The Company’s foreign currency exchange contracts are economically hedging the foreign exchange exposure on certain of the Company’s intercompany balances. As of March 31, 2025, the Company’s outstanding foreign currency exchange contracts had an aggregate notional amount of $618 million.
The assets and liabilities associated with the Company’s foreign exchange contracts as included in the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 are as follows:

(in millions)	March 31, 2025	December 31, 2024
Accrued and other current liabilities	$(2)	$(5)
Prepaid expenses and other current assets	$2	$10
Net fair value	$—	$5
The following table presents the effect of the Company’s foreign exchange contracts on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in millions)	2025	2024
(Loss) gain related to changes in fair value	$(5)	$4
(Loss) gain related to settlements	$(2)	$1
Acquisition-related Contingent Consideration Obligations
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At March 31, 2025, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 6% to 28%, and a weighted average risk-adjusted discount rate of 8%. The weighted average risk-adjusted discount rate was calculated by weighting each contract’s relative fair value at March 31, 2025.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2025 and 2024:

	March 31,
(in millions)	2025		2024
Balance, beginning of period		$359		$292
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$8		$5
Fair value adjustments due to changes in estimates of future payments	(19)		(7)
Acquisition-related contingent consideration		(11)		(2)
Payments/Settlements		(9)		(9)
Balance, end of period		339		281
Current portion included in Accrued and other current liabilities		57		56
Non-current portion included in Other non-current liabilities		$282		$225
Fair Value of Long-term Debt
The fair value of long-term debt as of March 31, 2025 and December 31, 2024 was $18,844 million and $18,243 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).
7.INVENTORIES
Inventories, net consist of:

(in millions)	March 31, 2025	December 31, 2024
Raw materials	$538	$540
Work in process	110	108
Finished goods	965	947
	$1,613	$1,595

8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	March 31, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$22,483	$(19,293)	$3,190	$22,446	$(19,026)	$3,420
Corporate brands	993	(724)	269	988	(701)	287
Product rights/patents	3,258	(3,232)	26	3,255	(3,224)	31
Partner relationships, technology and other	379	(365)	14	370	(355)	15
Total finite-lived intangible assets	27,113	(23,614)	3,499	27,059	(23,306)	3,753
Acquired in-process research and development	100	—	100	100	—	100
B&L Trademark	1,698	—	1,698	1,698	—	1,698
	$28,911	$(23,614)	$5,297	$28,857	$(23,306)	$5,551
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
Xifaxan® intangible assets included in the unaudited Condensed Consolidated Balance Sheets had a carrying value of $1,481 million and an estimated remaining useful life of 33 months as of March 31, 2025. The Company has filed lawsuits against third-party generic manufacturers that have sent the Company Notices of Paragraph IV Certification for Xifaxan®. See “Xifaxan® Paragraph IV Proceedings” of Note 17, “LEGAL PROCEEDINGS”).
The Xifaxan® intangible assets were last assessed for potential impairment during the third quarter of 2022. This assessment resulted in no impairment of the carrying value of the Xifaxan® finite-lived intangible assets as of September 30, 2022. As part of that assessment, the Company also determined that no change to the remaining useful lives of its Xifaxan® finite-lived intangible assets was required. During the period September 30, 2022 through March 31, 2025 there were no material adverse changes to the facts and circumstances of the Xifaxan® Generics Litigation or to actual or expected business performance for Xifaxan®. Based on these factors, no impairment to the carrying value of the Xifaxan® finite-lived intangible assets was identified as of March 31, 2025.
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
Estimated amortization expense of finite-lived intangible assets for the remainder of 2025 and each of the five succeeding years ending December 31 and thereafter is as follows:

(in millions)	Remainder of 2025	2026	2027	2028	2029	2030	Thereafter	Total
Amortization	$732	$875	$837	$239	$223	$218	$375	$3,499

Goodwill
The changes in the carrying amounts of goodwill during the three months ended March 31, 2025 and the year ended December 31, 2024 were as follows:

(in millions)	Salix	International	Solta Medical	Diversified	Bausch + Lomb	Total
Balance, January 1, 2024	$3,159	$862	$115	$1,733	$5,314	$11,183
Additions	—	—	—	—	29	29
Foreign exchange and other	—	(70)	—	26	(81)	(125)
Balance, December 31, 2024	3,159	792	115	1,759	5,262	11,087
Foreign exchange and other	—	37	—	(15)	44	66
Balance, March 31, 2025	$3,159	$829	$115	$1,744	$5,306	$11,153
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
Interim Assessments
No events occurred or circumstances changed during the three months ended March 31, 2025 and 2024 that would indicate that the fair value of any reporting unit might be below its carrying value. However, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future and any such charges could be material.
Accumulated goodwill impairment charges through March 31, 2025 were $5,497 million.
9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	March 31, 2025	December 31, 2024
Product rebates	$1,320	$1,385
Product returns	364	372
Legal matters and related fees	310	332
Employee compensation and benefit costs	280	348
Interest	235	217
Income taxes payable	76	63
Other	769	772
	$3,354	$3,489

10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of premiums, discounts and issuance costs consist of the following:

		March 31, 2025		December 31, 2024
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities:
2022 Amended Credit Agreement
2027 Revolving Credit Facility	February 2027	$—	$—	$—	$—
February 2027 Term Loan B Facility	February 2027	2,156	2,138	2,187	2,166
AR Credit Facility	January 2028	300	300	300	300
B+L Credit Facilities
B+L Revolving Credit Facility	May 2027	160	160	110	110
B+L May 2027 Term Loan B Facility	May 2027	2,431	2,408	2,437	2,412
B+L May 2027 Incremental Term Loan B Facility	May 2027	398	394	400	396
B+L September 2028 Term Loan B Facility	September 2028	492	485	494	486
Senior Secured Notes:
5.50% Secured Notes	November 2025	1,680	1,678	1,680	1,678
6.125% Secured Notes	February 2027	1,000	993	1,000	993
5.75% Secured Notes	August 2027	500	498	500	498
4.875% Secured Notes	June 2028	1,600	1,590	1,600	1,589
11.00% First Lien Secured Notes	September 2028	1,774	2,394	1,774	2,481
14.00% Second Lien Secured Notes	October 2030	352	622	352	622
B+L Senior Secured Notes:
B+L 8.375% Secured Notes	October 2028	1,400	1,384	1,400	1,382
9.00% Intermediate Holdco Secured Notes	January 2028	999	1,240	999	1,279
Senior Unsecured Notes:
9.00%	December 2025	535	534	535	533
9.25%	April 2026	602	601	602	601
8.50%	January 2027	643	643	643	643
7.00%	January 2028	171	171	171	171
5.00%	January 2028	433	431	433	431
6.25%	February 2029	821	816	821	816
5.00%	February 2029	452	449	452	449
7.25%	May 2029	336	335	336	335
5.25%	January 2030	779	774	779	774
5.25%	February 2031	463	460	463	459
Other	Various	12	12	12	12
Total long-term debt and other		$20,489	21,510	$20,480	21,616
Less: Current portion of long-term debt			282		2,674
Non-current portion of long-term debt and other			$21,228		$18,942
Covenant Compliance
The Existing Senior Secured Credit Facilities (as defined below), the AR Credit Facility (as defined below), the B+L Credit Facilities (as defined below), the indentures that govern the Existing Senior Secured Notes (as defined below), the indenture that governs the B+L Secured Notes (as defined below), the indenture that governs the 9.00% Intermediate Holdco Senior Secured Notes (as defined below) and the indentures that govern the Existing Senior Unsecured Notes (as listed above, and, together with the Existing Senior Secured Notes, the “Existing Senior Notes”) contain (or contained) customary affirmative and negative covenants and specified events of default. These affirmative and negative covenants include (or included), among other things, and subject to certain qualifications and exceptions, covenants that restrict the Company’s ability and the ability of certain of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. The 2027 Revolving Credit Facility (as defined below) also contained a financial covenant. In connection with the April 2025 Refinancing Transactions (as defined and described below), the 2027 Revolving Credit Facility was terminated, and the Company is no longer subject to compliance with the financial covenant thereunder as of the date of issuance of these financial statements.
As of March 31, 2025, the Company was in compliance with its covenants related to its debt obligations.
April 2025 Refinancing Transactions
On April 8, 2025, the Company closed a series of transactions (the “April 2025 Refinancing Transactions”) whereby 1261229 B.C. Ltd., a company incorporated under the laws of British Columbia, Canada and an indirect wholly-owned subsidiary of the Company (the “Issuer”): (i) entered into a credit agreement which provides for new senior secured credit facilities (the “2025 Credit Agreement”) consisting of a five-year senior secured revolving credit facility in an amount of $500 million due April 8, 2030 (the “2030 Revolving Credit Facility”) and a $3,000 million 5.5-year senior secured term loan B facility due October 8, 2030 (the “2030 Term Loan B Facility” and together with the 2030 Revolving Credit Facility, the “2025 Senior Secured Credit Facilities”) and (ii) issued $4,400 million aggregate principal amount of 10.00% senior secured notes due April 15, 2032 (the “2032 Senior Secured Notes”). The Issuer owns 185,468,421 common shares of Bausch + Lomb, and as of April 8, 2025, is a non-guarantor restricted subsidiary under the indentures that govern the Company’s Existing Senior Notes. The Company and certain of its subsidiaries are guarantors under the 2025 Senior Secured Credit Facilities and the 2032 Senior Secured Notes. Bausch + Lomb and its subsidiaries are unrestricted subsidiaries under the 2025 Senior Secured Credit Facilities, the 2032 Senior Secured Notes and the Existing Senior Secured Notes.
The proceeds from the April 2025 Refinancing Transactions were used: (i) to repay in full and terminate the February 2027 Term Loan B Facility (as defined below), (ii) to redeem certain Existing Senior Notes and the secured notes issued by 1375209 B.C. Ltd. (the “9.00% Intermediate Holdco Senior Secured Notes”) listed in the table below (collectively, the “Redeemed Notes”), (iii) to pay related fees, premiums and expenses and (iv) for general corporate purposes.
The aggregate principal amounts of the February 2027 Term Loan B Facility repaid in full and terminated and the Redeemed Notes redeemed, in connection with the April 2025 Refinancing Transactions are set forth below:

(in millions)
February 2027 Term Loan B Facility	$2,156
5.50% Senior Secured Notes due 2025	1,680
6.125% Senior Secured Notes due 2027	1,000
5.75% Senior Secured Notes due 2027	500
9.00% Intermediate Holdco Secured Notes due 2028	999
9.00% Senior Unsecured Notes due 2025	535
Total	$6,870
The debt retired includes $2,394 million, inclusive of premiums and discounts, originally scheduled to come due within one year of March 31, 2025. As the April 2025 Refinancing Transactions were completed prior to the issuance of these Condensed Consolidated Financial Statements and the criteria under Accounting Standards Codification 470-10 has been met, these amounts have been classified as Non-current portion of long-term debt as of March 31, 2025.
Bridge Facility
On February 11, 2025, the Issuer entered into a commitment whereby a third-party lender agreed to provide a senior secured bridge loan facility in an aggregate principal amount of up to $700 million, subject to customary conditions and limitations, including based on the value of the collateral (the “Bridge Facility”). In connection with the April 2025 Refinancing Transactions, on April 8, 2025 the Issuer terminated this Bridge Facility.
Credit Facilities
2022 Senior Secured Credit Facilities
On June 1, 2018, the Company and certain of its subsidiaries as guarantors entered into a Restatement Agreement to amend its then existing credit agreement pursuant to the Fourth Amended & Restated Credit and Guaranty Agreement, as further amended by the First Incremental Amendment to the Fourth Amended & Restated Credit and Guaranty Agreement, dated as of November 27, 2018.
On May 10, 2022, the Company and certain of its subsidiaries as guarantors entered into a Second Amendment to the Fourth Amended & Restated Credit and Guaranty Agreement (the “2022 Amended Credit Agreement”). The 2022 Amended Credit Agreement provided for a revolving credit facility of $975 million (the “2027 Revolving Credit Facility”) and term loan facilities of original principal amounts of $2,500 million (the “February 2027 Term Loan B Facility” and together with the 2027 Revolving Credit Facility, the “Existing Senior Secured Credit Facilities”).
As of March 31, 2025, the Company had no outstanding borrowings and had $24 million of issued and outstanding letters of credit on the 2027 Revolving Credit Facility.
The February 2027 Term Loan B Facility was repaid, and the Existing Senior Secured Credit Facilities were terminated, in connection with the April 2025 Refinancing Transactions as described above.
2025 Senior Secured Credit Facilities
Loans under the 2025 Credit Agreement are: (i) secured, subject to customary limitations, by a first priority lien on substantially all of the assets of the Issuer, including a pledge of 185,468,421 common shares of Bausch + Lomb owned by the Issuer (representing 52.5% of the outstanding common shares of Bausch + Lomb as of April 8, 2025) (the “Bausch + Lomb Share Collateral”) and (ii) jointly and severally guaranteed by (x) the Company and subsidiaries of the Company that guaranteed the Existing Senior Secured Credit Facilities (the “BHC Existing Credit Agreement Guarantors”), with such guarantees secured by the assets of such guarantors, subject to customary limitations, by a first-priority lien that ranks pari passu with the liens securing the Company’s Existing Senior Secured Notes (as defined below) and the 2032 Senior Secured Notes and (y) certain subsidiaries of the Company that did not guarantee the Company’s Existing Senior Secured Credit Facilities, including 1530065 B.C. Ltd. (“153NumberCo”) and each subsidiary of 153NumberCo other than Bausch + Lomb and its subsidiaries (the “NumberCo Loan Guarantors” and, together with the BHC Existing Credit Agreement Guarantors, the “Loan Guarantors”), with such guarantees secured by the assets of the NumberCo Loan Guarantors, including the assets of the BHC Existing Loan Guarantors, subject to customary limitations, by a first-priority lien that ranks pari passu with the liens securing the 2032 Senior Secured Notes.
Borrowings under the 2030 Term Loan B Facility bear interest, with respect to U.S. dollar borrowings, based on the Company’s election of either (1) an alternate base rate equal to the highest of: (i) the prime rate then in effect, (ii) the greater of the federal funds effective rate and the overnight bank funding rate (each subject to a 0% floor), plus 0.500% and (iii) the Term SOFR Rate (as defined in the 2025 Credit Agreement) for a one-month interest period, plus 1.000%, subject to a 1.000% floor, plus the Applicable Rate (as defined in the 2025 Credit Agreement) or (2) the Term SOFR Rate for the applicable interest period, subject to a 0% floor, plus the Applicable Rate. The Applicable Rate in connection with a borrowing under the 2030 Term Loan B Facility is 5.25% per annum for alternate base rate borrowings and 6.25% per annum for Term SOFR Rate borrowings.
The 2030 Revolving Credit Facility will mature on the earlier of April 8, 2030 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company or the Issuer in an aggregate principal amount in excess of $1,000 million. Borrowings under the 2030 Revolving Credit Facility can be made in U.S. dollars, Canadian dollars or Euros.
Borrowings under the 2030 Revolving Credit Facility bear interest, with respect to U.S. dollar borrowings, based on the Company’s election of either (1) an alternate base rate equal to the Applicable Rate plus the highest of: (i) the prime rate then in effect, (ii) the greater of the federal funds effective rate and the overnight bank funding rate (each subject to a 0% floor), plus 0.500% and (iii) the Adjusted Term SOFR Rate (as defined in the 2025 Credit Agreement) for a one-month interest period (subject to a 0% floor) plus 1.000%, plus the Applicable Rate or (2) the Adjusted Term SOFR Rate for the applicable interest period (subject to a 0% floor), plus the Applicable Rate.
Borrowings under the 2030 Revolving Credit Facility bear interest, with respect to Canadian Dollar borrowings, based on the Company’s election of either (1) the Canadian Overnight Repo Rate Average (“Term CORRA”) plus 0.29547% for a one month interest period or 0.32138% for a three-month interest period (subject to a 0% floor), plus the Applicable Rate or (2) a rate equal to the highest of: (i) the Canadian prime rate then in effect and (ii) the annual rate of interest equal to the sum of the (x) Term CORRA rate plus 0.29547% for a one month interest period and (y) 1.00% (each subject to a 1.00% floor), plus the Applicable Rate.
Borrowings under the 2030 Revolving Credit Facility bear interest, with respect to Euro borrowings, based on the adjusted EURIBOR Screen Rate, (as defined in the 2025 Credit Agreement), subject to a 0% floor, for any applicable interest period plus the Applicable Rate.

The Applicable Rate in connection with alternate base rate borrowings, Canadian prime rate loans and swingline loans is 3.25% and in connection with Adjusted Term SOFR Rate loans, Adjusted EURIBOR Rate loans and Adjusted Term CORRA Rate loans is 4.25%; provided that, in connection with any borrowing, the Applicable Rate is subject to two 0.250% step-downs subject to compliance with a Blended First Lien Leverage Ratio (as defined in the 2025 Credit Agreement) of equal to or less than 2.6:1.00 and equal to or less than 2.1:1.00, respectively. In addition, the Company is required to pay commitment fees of 0.50% per annum in respect of the unutilized commitments (but in the case of swingline loans, whether utilized or unutilized) under the 2030 Revolving Credit Facility, payable quarterly in arrears, subject to two 0.125% step-downs subject to compliance with a Blended First Lien Leverage Ratio of equal to or less than 2.6:1.00 and equal to or less than 2.1:1.00, respectively. The Company is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the Applicable Rate in connection with Adjusted Term SOFR Rate loans, Adjusted EURIBOR Rate loans and Adjusted Term CORRA Rate loans under the 2030 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees (not to exceed 0.125% per annum) for the issuance of letters of credit and agency fees.
The Issuer is permitted to voluntarily prepay outstanding loans under the 2030 Term Loan B Facility, in whole or in part, without premium or penalty subject to customary “breakage” costs. The 2030 Term Loan B Facility includes a 100% net cash proceeds sweep, on a pro rata basis with obligations under the 2032 Senior Secured Notes, in connection with (i) the receipt of net cash proceeds from the sale of Bausch + Lomb Share Collateral, (ii) the receipt of any dividends, distributions or other amounts on account of such Bausch + Lomb Share Collateral, (iii) incurrence of indebtedness that is not otherwise permitted, (iv) certain asset sales or other dispositions of any property of the Company or its restricted subsidiaries and certain casualty or condemnation events (subject to reinvestment rights and with any prepayments to be shared ratably with the 11.00% First Lien Notes due September 2028, the 2028 Senior Secured Notes and the 2032 Senior Secured Notes) and (v) cash of the Issuer from payments under certain intercompany obligations after funding principal and interest payments (including for the subsequent six months) under the 2025 Credit Agreement and the 2032 Senior Secured Notes.
The 2030 Term Loan B Facility will mature October 8, 2030. The amortization rate for the 2030 Term Loan B Facility is 1.00% per annum, or $30 million, payable in quarterly installments beginning on September 30, 2025. The Issuer may direct that prepayments be applied to such amortization payments in order of maturity. The mandatory quarterly amortization payments for the 2030 Term Loan B Facility will be $158 million through October 2030.
The 2025 Credit Agreement provides for an accordion feature that allows the Issuer, on one or more occasions prior to December 31, 2025, to increase the size of the 2030 Term Loan B Facility, add one or more incremental term loan facilities or incur incremental equivalent debt in an aggregate amount not to exceed $1,600 million less the amount of any Drop Down Debt (as defined in the 2025 Credit Agreement) originally incurred (whether or not such Drop Down Debt remains outstanding at the time of such incurrence of incremental term loan facilities or incremental equivalent debt), secured by the collateral on a pari passu basis with the 2030 Term Loan B Facility and the 2030 Revolving Credit Facility. The incurrence of such incremental term loan facilities or incremental equivalent debt is subject to customary conditions, including that a specified amount of Bausch + Lomb shares are added to the Bausch + Lomb Share Collateral based on the amount of such incremental term loan facilities or incremental equivalent debt incurred. In addition, the Issuer and the guarantors shall be able to incur junior lien or unsecured indebtedness in an amount such that after giving effect to the incurrence of any such debt, the Company would be in compliance, on a pro forma basis after giving effect to such incurrence of such indebtedness, with either a (i) Fixed Charge Coverage Ratio that is no less than 2.00 to 1.00 or (ii) Total Leverage Ratio that is no greater than 6.50 to 1.00, in each case, subject to customary terms and conditions, and with such ratios as defined in the 2025 Credit Agreement.
The 2030 Revolving Credit Facility, which is part of the 2025 Credit Agreement, also contains financial maintenance covenants, that require the Company to maintain (1) a Blended First Lien Leverage Ratio (as defined in the 2025 Credit Agreement) of not greater than (i) 4.25:1.00, prior to the Covenant Step Up Date (as defined in the 2025 Credit Agreement) and (ii) 5.75:1.00 on and after such date and (2) minimum liquidity of not less than $400 million on or after the Covenant Step Up Date.
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
Borrowings under the AR Credit Facility are in U.S. dollars and bear interest at a rate per annum equal to the sum of the one month term SOFR plus 6.65%. The Company is required to pay commitment fees of 0.75% multiplied by the lesser of: (i) the unfunded portion of the lenders’ commitments or (ii) 50% of the total lenders’ commitments. The AR Facility Agreement contains customary events of default, representations and warranties and affirmative and negative covenants primarily applicable to the borrower thereunder, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends and other distributions, and engaging in any business other than as set forth in the AR Facility Agreement. Upon the occurrence and during the continuance of an Amortization Event (as defined in the AR Facility Agreement), including the occurrence of an Event of Default (under and as defined in the 2025 Credit Agreement), and subsequent demand by the administrative agent (acting at the direction of the lenders), the outstanding advances and all other obligations under the AR Facility Agreement will be due and payable. The AR Credit Facility matures on January 28, 2028.
As of March 31, 2025, there were $300 million of outstanding borrowings under the AR Credit Facility at an all-in interest rate of 10.97%.
Bausch + Lomb Senior Secured Credit Facilities
On May 10, 2022, Bausch + Lomb entered into a credit agreement which provided for a term loan of $2,500 million (the “B+L May 2027 Term Loan B Facility”) and a five-year revolving credit facility of $500 million (the “B+L Revolving Credit Facility”). As of March 31, 2025, the B+L Revolving Credit Facility had $160 million of outstanding borrowings, $36 million of issued and outstanding letters of credit and $304 million of remaining availability, and a stated rate of interest for borrowings ranging from 7.16% to 7.17% per annum. As of March 31, 2025, the B+L May 2027 Term Loan B Facility had a stated rate of interest of 7.67% per annum, and remaining mandatory quarterly amortization payments of $50 million through March 2027, with the remaining term loan balance due in May 2027.
On September 29, 2023, Bausch + Lomb entered into an incremental term loan facility secured on a pari passu basis with its existing B+L May 2027 Term Loan B Facility and consisted of borrowings of $500 million in new term B loans (the “B+L September 2028 Term Loan B Facility”). As of March 31, 2025, the B+L September 2028 Term Loan B Facility had a stated rate of interest of 8.32% per annum, and remaining mandatory quarterly amortization payments of $16 million through June 2028, with the remaining term loan balance due in September 2028.
On November 1, 2024, Bausch + Lomb entered into an additional incremental term loan facility secured on a pari passu basis with its existing B+L May 2027 Term Loan B Facility and B+L September 2028 Term Loan B Facility and consisted of borrowing $400 million of new term loans (the “B+L May 2027 Incremental Term Loan B Facility”). As of March 31, 2025, the B+L May 2027 Incremental Term Loan B Facility had a stated rate of interest of 7.67% per annum and remaining mandatory quarterly amortization payments of $18 million through December 2026, with an additional amortization payment of $8 million due in March 2027 and the remaining term loan balance due in May 2027.
The B+L May 2027 Term Loan B Facility, the B+L May 2027 Incremental Term Loan B Facility, the B+L September 2028 Term Loan B Facility and the B+L Revolving Credit Facility (together the “B+L Credit Facilities”) are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions.
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
Senior Secured Notes
2032 Senior Secured Notes
The 2032 Senior Secured Notes are: (i) secured, subject to customary limitations, by a first priority lien on substantially all of the assets of the Issuer, including the Bausch + Lomb Share Collateral and (ii) jointly and severally guaranteed by (x) the Company and subsidiaries of the Company that guarantee the Existing Senior Notes (the “BHC Existing Note Guarantors”), with such guarantees secured by the assets of such guarantors, subject to customary limitations, by a first-priority lien that ranks pari passu with the liens securing the Company’s Existing Senior Secured Notes and the 2025 Credit Agreement and (y) certain subsidiaries of the Company that do not guarantee the Company’s Existing Senior Notes (the “NumberCo Note Guarantors” and, together with the BHC Existing Note Guarantors, the “Note Guarantors”), with such guarantees secured by the assets of the NumberCo Note Guarantors (including the Bausch + Lomb Share Collateral) and the assets of the BHC

Existing Note Guarantors, subject to customary limitations, by a first-priority lien that ranks pari passu with the liens securing the 2025 Credit Agreement.
The 2032 Senior Secured Notes are redeemable at the option of the Issuer, in whole or in part, at any time on or after April 15, 2028, at the redemption prices set forth in the indenture that governs the 2032 Senior Secured Notes. Prior to April 15, 2028, the Issuer may redeem all or a portion of the 2032 Senior Secured Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the date of redemption, plus a “make-whole” premium.
The 2032 Senior Secured Notes are subject to mandatory redemption upon (i) the receipt of net cash proceeds from the sale of Bausch + Lomb Share Collateral, (ii) the receipt of any dividends, distributions or other amounts on account of such Bausch + Lomb Share Collateral in excess of $50 million or (iii) the receipt of funds from any repayment of principal on certain intercompany obligations.
Upon the occurrence of a change of control (as defined in the indenture that governs the 2032 Senior Secured Notes), holders of 2032 Senior Secured Notes may require the Issuer to repurchase such holder’s 2032 Senior Secured Notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to, but not including, the purchase date applicable to the 2032 Senior Secured Notes.
Existing Senior Secured Notes
Senior secured notes issued prior to 2025 (the “Existing Senior Secured Notes”) are guaranteed by all of the Company’s subsidiaries that are BHC Existing Note Guarantors (together, the “BHC Existing Guarantors”). The Issuer and its direct parent, 153NumberCo are non-guarantor restricted subsidiaries with respect to the Company’s Existing Senior Secured Notes.
The Existing Senior Secured Notes and the applicable guarantees rank equally in right of repayment with all of the Company’s and the BHC Existing Guarantors’ respective existing and future unsubordinated indebtedness and senior to the Company’s and the BHC Existing Guarantors’ respective future subordinated indebtedness. The Existing Senior Secured Notes and the applicable guarantees related thereto are effectively pari passu with the Company’s and the BHC Existing Guarantors’ respective existing and future indebtedness secured by a first priority lien on the collateral securing the Existing Senior Secured Notes and effectively senior to the Company’s and the BHC Existing Guarantors’ respective existing and future indebtedness that is unsecured, including the existing senior unsecured notes (the “Senior Unsecured Notes”), or that is secured by junior liens, in each case to the extent of the value of the collateral that secures the Existing Senior Secured Notes. In addition, the Existing Senior Secured Notes are structurally subordinated to: (i) all liabilities of any of the Company’s subsidiaries that do not guarantee the Existing Senior Secured Notes (including 153NumberCo and its subsidiaries, including the Issuer) and (ii) any of the Company’s debt that is secured by assets that are not collateral (including the common shares of Bausch + Lomb owned by the Issuer).
Upon the occurrence of a change in control (as defined in the indentures that govern the Existing Senior Secured Notes), holders of the Existing Senior Secured Notes may require the Company to repurchase such holder’s Existing Senior Secured Notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to, but not including, the purchase date applicable to the Existing Senior Secured Notes.
B+L 8.375% Senior Secured Notes due 2028
On September 29, 2023, Bausch +Lomb issued $1,400 million aggregate principal amount of 8.375% Senior Secured Notes due October 2028 (the “B+L Secured Notes”) which are guaranteed by each of Bausch + Lomb’s subsidiaries that is a guarantor under the B+L Amended Credit Agreement (the “B+L Note Guarantors”). The B+L Secured Notes and the guarantees related thereto are senior obligations and are secured, subject to permitted liens and certain other exceptions, by the same first priority liens that secure Bausch + Lomb’s obligations under the B+L Amended Credit Agreement under the terms of the indentures that govern the B+L Secured Notes.
The B+L Secured Notes and the guarantees related thereto rank equally in right of repayment with all of Bausch + Lomb’s and B+L Note Guarantors’ respective existing and future unsubordinated indebtedness and senior to Bausch + Lomb’s and B+L Note Guarantors’ respective future subordinated indebtedness. The B+L Senior Secured Notes and the guarantees related thereto are effectively pari passu with Bausch + Lomb’s and the B+L Note Guarantors’ respective existing and future indebtedness secured by a first priority lien on the collateral securing the B+L Secured Notes and effectively senior to Bausch + Lomb’s and the B+L Note Guarantors’ respective existing and future indebtedness that is unsecured, or that is secured by junior liens, in each case to the extent of the value of the collateral. In addition, the B+L Secured Notes are structurally subordinated to: (i) all liabilities of any of Bausch + Lomb’s subsidiaries that do not guarantee the B+L Secured Notes and (ii) any of Bausch + Lomb’s debt that is secured by assets that are not collateral.

Upon the occurrence of a change in control (as defined in the indentures that govern the B+L Secured Notes), unless Bausch + Lomb has exercised its right to redeem all of the notes of a series, holders of the B+L Secured Notes may require Bausch + Lomb to repurchase such holders’ notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, but not including, the date of purchase.
The B+L Secured Notes are redeemable at the option of Bausch + Lomb, in whole or in part, at any time on or after October 1, 2025, at the redemption prices set forth in the indenture. Prior to October 1, 2025, Bausch + Lomb may redeem the B+L Secured Notes in whole or in part at a redemption price equal to the principal amount of the Notes redeemed plus a make-whole premium. Prior to October 1, 2025, Bausch + Lomb may, on any one or more occasions redeem up to 40% of the aggregate principal amount of the B+L Secured Notes at a redemption price of 108.375% of the principal amount thereof, redeemed plus accrued and unpaid interest to, but not including, the date of redemption with the proceeds of one or more equity offerings.
Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the Existing Senior Secured Notes. The Senior Unsecured Notes issued by Bausch Health Americas, Inc. (“BHA”) are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the Existing Senior Secured Notes. Future subsidiaries of the Company and BHA, if any, may be required to guarantee the Senior Unsecured Notes. The Issuer and 153NumberCo are non-guarantor restricted subsidiaries with respect to the Senior Unsecured Notes.
Upon the occurrence of a change in control (as defined in the indentures that govern the Senior Unsecured Notes), holders of the Senior Unsecured Notes may require the Company or BHA, as applicable, to repurchase such holder’s Senior Unsecured Notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the purchase date applicable to the Senior Unsecured Notes.
2022 Exchange
On September 30, 2022, the Company closed a series of transactions whereby it exchanged (the “2022 Exchange”) validly tendered senior unsecured notes with an aggregate outstanding principal balance of $5,594 million for $3,125 million (the “2022 Secured Notes”) in aggregate principal balance of newly issued secured notes, a reduction of outstanding principal of $2,469 million.
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
As of March 31, 2025, the remaining premium on the 2022 Secured Notes was $890 million, which is being reduced as contractual interest payments are made on the 2022 Secured Notes. During the three months ended March 31, 2025 and 2024, the Company made contractual interest payments of $143 million and $45 million, respectively, related to the 2022 Secured Notes, of which $127 million and $39 million, respectively, was recorded as a reduction of the premium.
On April 8, 2025 in connection with the April 2025 Refinancing Transactions, the Company repaid in full and terminated the 9.00% Intermediate Holdco Senior Secured Notes.
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of March 31, 2025 and December 31, 2024 was 7.71% and 7.72%, respectively. Due to the accounting treatment for the 2022 Secured Notes, interest expense in the Company’s financial statements will not be representative of the weighted average stated rate of interest.
Gain on Extinguishment of Debt
The Company may, from time to time, purchase outstanding debt for cash in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, future liquidity requirements, contractual restrictions and other factors.
In January 2024 and May 2024, the Company repurchased and retired a portion of the 9.00% Senior Unsecured Notes due December 2025 and the 9.25% Senior Unsecured Notes due April 2026 with an aggregate par value of approximately $555 million, for an aggregate cost of approximately $530 million. In connection with these repurchases, the Company recognized a net gain of approximately $23 million on extinguishment of debt which represents the difference between the amounts paid to settle the extinguished debt and its carrying value.
Maturities
As a result of the April 2025 Refinancing Transactions, the maturities of the Company’s principal balances of debt obligations as of April 8, 2025 were as follows:

(in millions)	Remainder of 2025	2026	2027	2028	2029	2030	2031 and 2032	Total
Total debt obligations	$45	$672	$3,675	$6,199	$1,640	$3,995	$4,863	$21,089
The Company regularly evaluates market conditions, its liquidity profile and available financing alternatives, and may consider executing opportunistic financing transactions, including but not limited to, refinancing or restructuring consolidated indebtedness, issuing new debt instruments, divesting of assets or businesses and issuing equity or equity-linked securities (including secondary offerings or other monetization of a portion of its holdings of common shares of Bausch + Lomb), as deemed appropriate, to manage its debt maturities and improve its capital structure and liquidity.
See Note 10, “FINANCING ARRANGEMENTS” to the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC and the CSA on February 19, 2025, for further details.
11.SHARE-BASED COMPENSATION
Bausch Health’s Long-Term Incentive Plan
In May 2014, shareholders approved Bausch Health’s 2014 Omnibus Incentive Plan (the “2014 Plan”) which has been amended from time to time to, among other things, increase the number of common shares authorized for issuance under the 2014 Plan. Effective May 14, 2024, Bausch Health further amended and restated the 2014 Plan, as subsequently amended and restated (the “Amended and Restated 2014 Plan”). Such amendment and restatement increased the number of common shares authorized for issuance under the Amended and Restated 2014 Plan by an additional 20,000,000 common shares.
Approximately 24,603,000 common shares were available for future grants as of March 31, 2025. The Company uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
Bausch Health has a long-term incentive program with the objective of aligning the share-based awards granted to senior management with the Company’s focus on generating operating cash flow while maintaining focus on improving total shareholder return (“TSR”) over the long-term. The share-based awards granted under this long-term incentive program may consist of time-based stock options, time-based restricted stock units (“RSUs”) and performance-based RSUs. Performance-based RSUs are comprised of awards that vest upon the attainment of certain targets that are based on the Company’s adjusted operating cash flow (“Adjusted Operating Cash Flow”) with a TSR modifier.
Bausch + Lomb Long-Term Incentive Plan
Prior to May 5, 2022, Bausch + Lomb participated in Bausch Health’s long-term incentive program. Effective May 5, 2022, Bausch + Lomb established the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan (as subsequently amended and restated, the “B+L Plan”) and a total of 28,000,000 common shares of Bausch + Lomb were originally authorized for issuance under the B+L Plan. The B+L Plan was amended and restated effective April 24, 2023, and further amended and restated on May 29, 2024, to increase the number of shares authorized for issuance thereunder, resulting in an aggregate 52,000,000 common shares of Bausch + Lomb authorized for issuance under the B+L Plan.
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
Share-based awards granted to senior management align with Bausch + Lomb’s focus on enhancing its revenue growth while maintaining focus on total shareholder return over the long-term. The share-based awards granted under this long-term incentive program consist of time-based stock options, time-based RSUs and performance-based RSUs (“PSUs”). The PSUs are comprised of awards that vest upon: (i) achievement of certain share price appreciation conditions, including absolute and relative TSR (the “TSR PSUs”), (ii) attainment of certain performance targets that are based on Bausch + Lomb’s Organic Revenue Growth (the “Organic Revenue Growth PSUs”) and (iii) outperformance of performance goals, based on the level of achievement of: (a) a revenue metric (measured for fiscal year 2026) and (b) relative TSR metric (if applicable) (“OPG PSU”). If Bausch + Lomb’s performance is below a specified performance level, no common shares will be paid. Each vested PSU represents the right of a holder to receive a number of Bausch + Lomb’s common shares up to a specified maximum.
Approximately 13,300,000 Bausch + Lomb common shares were available for future grants as of March 31, 2025. Bausch + Lomb uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
The following table summarizes the components and classification of the Company’s share-based compensation expenses related to stock options and RSUs for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in millions)	2025	2024
Stock options	$4	$3
RSUs	39	30
	$43	$33

Research and development expenses	$3	$3
Selling, general and administrative expenses	40	30
	$43	$33

Share-based awards granted for the three months ended March 31, 2025 and 2024 consist of:

	Three Months Ended March 31,
	2025	2024
Bausch Health Share-Based Awards
Time-based RSUs
Granted	5,379,000	4,246,000
Weighted-average grant date fair value	$7.70	$9.39
Adjusted Operating Cash Flow performance-based RSUs
Granted	2,096,000	1,232,000
Weighted-average grant date fair value	$7.36	$9.89
Bausch + Lomb Share-Based Awards
Stock options
Granted	1,374,000	1,317,000
Weighted-average exercise price	$15.86	$16.85
Weighted-average grant date fair value	$4.66	$4.92
RSUs
Granted	3,033,000	2,967,000
Weighted-average grant date fair value	$15.95	$16.84
TSR PSUs
Granted	388,000	826,000
Weighted-average grant date fair value	$15.86	$21.21
Organic Revenue Growth PSUs
Granted	753,000	379,000
Weighted-average grant date fair value	$15.98	$16.08
OPG PSU
Granted	—	1,758,000
Weighted-average grant date fair value	$—	$17.04
As of March 31, 2025, the remaining unrecognized compensation expense related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs under the Company’s 2014 Plan and the B+L Plan amounted to $276 million, which will be amortized over a weighted-average period of 1.87 years.
As of March 31, 2025, the remaining unrecognized compensation expense related to all outstanding non-vested stock options, time-based RSUs and PSUs under the B+L Plan amounted to $181 million, which will be amortized over a weighted-average period of 1.86 years.
12.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	March 31, 2025	December 31, 2024
Foreign currency translation adjustment	$(2,012)	$(2,162)
Pension adjustment, net of tax	(17)	(17)
	$(2,029)	$(2,179)
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

13.RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs consist of:

	Three Months Ended March 31,
(in millions)	2025	2024
Product related research and development	$139	$146
Quality assurance	4	5
	$143	$151
14.OTHER EXPENSE, NET
Other expense, net consists of:

	Three Months Ended March 31,
(in millions)	2025	2024
Acquired in-process research and development costs	$28	$—
Acquisition-related transaction costs	1	—
Litigation and other matters, net of insurance recoveries and restitutions	(3)	6
Acquisition-related contingent consideration	(11)	(2)
Gain on sale of assets, net	—	(4)
	$15	$—
Acquired in-process research and development costs for the three months ended March 31, 2025 are related to Bausch + Lomb’s acquisition of Whitecap Biosciences.
Acquisition-related contingent consideration for the three months ended March 31, 2025 and 2024 reflects adjustments for changes in estimates in the timing and amounts of expected future royalty and milestone payments and accretion for the time value of money.
For the three months ended March 31, 2025, Litigation and other matters primarily relates to restitution received in connection with a certain legal matter. For the three months ended March 31, 2024, Litigation and other matters primarily related to adjustments to provisions for certain legal matters.
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
Provision for income taxes for the three months ended March 31, 2025 was $39 million and included: (i) $30 million of income tax provision for the Company’s ordinary loss for the three months ended March 31, 2025 and (ii) $9 million of net income tax provision for discrete items, which includes $6 million of net income tax provision associated with the filing of certain tax returns.
Provision for income taxes for the three months ended March 31, 2024 was $8 million and included: (i) $28 million of income tax provision for the Company’s ordinary loss for the three months ended March 31, 2024 and (ii) $20 million of net income tax benefit for discrete items, which includes $22 million of net income tax benefit related to uncertain tax positions.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was approximately $2,344 million and $2,284 million as of

March 31, 2025 and December 31, 2024, respectively. The Company will continue to assess the need for valuation allowances on an ongoing basis.
As of March 31, 2025 and December 31, 2024, the Company had $937 million and $924 million, respectively, of unrecognized tax benefits, which included $75 million and $68 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of March 31, 2025, $417 million would reduce the Company’s effective tax rate, if recognized.
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
The Internal Revenue Service (the “IRS”) completed its examinations of the Company’s U.S. consolidated federal income tax returns for the years 2013 and 2014. There were no material adjustments to the Company’s taxable income as a result of these examinations. However, the 2014 tax year remains open to the extent of a 2017 capital loss carried back to that year (the “2017 Capital Loss”). The Company’s annual tax filings for 2015 and 2016 and short period tax return for the period ended September 8, 2017, which was filed as a result of the Company’s internal restructuring efforts during 2017 is currently under IRS examination. As part of its examination, the Company received a notice of proposed adjustment from the IRS that would disallow the 2017 Capital Loss resulting from its internal restructuring. The Company has contested this proposed tax deficiency through the IRS administrative appeals process, and if necessary, intends to continue to contest any proposed tax deficiency through appropriate litigation. Accordingly, no income tax provision had been recorded as of March 31, 2025. If the Company were ultimately unsuccessful in defending its position, and all or a substantial portion of the 2017 capital loss deduction were disallowed, the Company estimates, in a worst-case scenario, that it could be liable for additional income taxes (excluding penalties and interest) of up to $2,100 million, which could have an adverse effect on the Company’s financial condition and results of operations.
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
The Company’s subsidiaries in Germany are under audit for tax years 2014 through 2019. During the three months ended September 30, 2023, the Company received a preliminary assessment from the German taxing authority for the 2014 through 2016 period that would disallow certain transfer pricing adjustments. The Company contested this alleged tax deficiency through the appropriate appeals process, and reached a preliminary settlement with the German taxing authority during the year ended December 31, 2024. The preliminary settlement resulted in the accrual of an immaterial tax cost and will close out the 2014 to 2016 audit period once the preliminary settlement is finalized.
In November 2022, the Company’s affiliate in the Netherlands received an assessment from the Luxembourg Tax Authorities as successor in interest to its affiliate in Luxembourg for tax years 2018 – 2019 for €271.7 million. The Company is vigorously defending its position and no reserves have been recorded.
In January 2025, the Company’s affiliate in Switzerland received a decision by the Tax Chamber of the Administrative Court of the Canton of Zug denying the affiliate’s objection to certain transfer pricing adjustments proposed by the Swiss Tax Authorities for its 2018 tax year. The Company is preparing to pursue the resolution of this dispute through the mutual agreement procedure and is expecting the impact of the decision to be immaterial.
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

16.LOSS PER SHARE
Loss per share attributable to Bausch Health Companies Inc. is calculated as follows:

	Three Months Ended March 31,
(in millions, except per share amounts)	2025	2024
Net loss attributable to Bausch Health Companies Inc.	$(58)	$(64)
Basic and diluted weighted-average common shares outstanding	369.6	366.8
Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(0.16)	$(0.17)
During the three months ended March 31, 2025 and 2024, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 4,193,000 and 3,448,000 common shares for the three months ended March 31, 2025 and 2024, respectively.
During the three months ended March 31, 2025 and 2024, time-based RSUs, performance-based RSUs and stock options to purchase approximately 14,300,000 and 16,190,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.
During the three months ended March 31, 2025 and 2024, an additional 2,083,000 and 1,231,000 performance-based RSUs were not included in the computation of diluted earnings per share as the required performance conditions had not been met.
17.LEGAL PROCEEDINGS
From time to time, the Company becomes involved in various legal and administrative proceedings, which include product liability, intellectual property, commercial, tax, antitrust, governmental and regulatory investigations, related private litigation and ordinary course employment-related issues. From time to time, the Company also initiates actions or files counterclaims. The Company could be subject to counterclaims or other suits in response to actions it may initiate. The Company believes that the prosecution of these actions and counterclaims is important to preserve and protect the Company, its reputation and its assets. Certain of these proceedings and actions are described in Note 20, “LEGAL PROCEEDINGS,” to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC and the CSA on February 19, 2025.
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of March 31, 2025, the Company’s Condensed Consolidated Balance Sheets includes accrued current loss contingencies of $310 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
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

In addition to the consolidated putative class action, thirty-seven groups of individual investors in the Company’s stock and debt securities have chosen to opt out of the consolidated putative class action and filed securities actions in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. These actions are described and defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 19, 2025.

These individual shareholder actions assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Certain of these individual actions assert additional claims, including claims under Section 18 of the Exchange Act, Sections 11, 12(a)(2) and 15 of the Securities Act. These claims are based on alleged purchases of Company stock, options, and/or debt at various times between January 3, 2013 and August 10, 2016. The allegations in the complaints are similar to those made by plaintiffs in the putative class action. Discovery in the opt-out actions has concluded. Motions for summary judgment were filed on August 1, 2022. On May 22, 2023, the Special Master overseeing the opt-out litigation issued reports and recommendations denying Plaintiffs’ motions in their entirety, denying all motions filed by the Company and granting in part certain other defendants’ motions for summary judgment on subparts of their defenses. On January 2, 2024, the District Court issued decisions affirming in part and overruling in part the Special Master’s recommendations and granting partial summary judgment in favor of defendants on additional subparts of their defenses. No defendants were fully dismissed from the opt-out actions as a result of the District Court’s decisions. The total number of remaining opt-out actions pending in the District of New Jersey is fifteen actions. Twenty-two of the thirty-seven opt-out actions have been dismissed.
On January 7, 2019, the Court entered a stipulation of voluntary dismissal in the Senzar opt-out action. On June 19, 2020, the Court entered stipulations of voluntary dismissal in the Catalyst, Mississippi, Connecticut and Delaware actions. On July 13, 2020, the Court entered a stipulation of voluntary dismissal in the NYCERS action. On December 30, 2020, the Court entered a stipulation of voluntary dismissal in the BlueMountain action. On February 18, 2021, and March 10, 2021, the Court entered stipulations of voluntary dismissal in the T. Rowe, BloombergSen, Principal Funds, Pentwater, Lord Abbett, Equity Trustees and UC Regents actions. On April 30, 2021, the Court entered a stipulation of voluntary dismissal in the Florida SBA action. On July 20, 2021, the Court entered a stipulation of voluntary dismissal in the Janus action. On December 13, 2024, the Court entered a stipulation of voluntary dismissal in the GMO Trust action. On February 14, 2025, the Court entered stipulations of voluntary dismissal in the Boeing, 2012 Dynasty, Northwestern and Maverick actions. In addition, in January 2025, the Company reached a confidential settlement in principle, and, thereafter, in April 2025, executed a final confidential settlement agreement of the Blackrock action and the Blackrock Canadian Claims, as defined in the Canadian Securities Litigation – Opt-Out Litigation description, below. On April 22, 2025, the Court entered a stipulation of voluntary dismissal in the Blackrock action.
On April 10, 2025, the Court issued an order setting the following cases for a consolidated trial to begin on September 23, 2025: MSD Torchlight Partners, L.P. v. Valeant Pharmaceuticals Int’l, Inc., No. 16-7324 (“MSD”); Forsta AP-Fonden v. Valeant Pharmaceuticals Int’l, Inc., No. 17-12088 (“Forsta”); Ahuja v. Valeant Pharmaceuticals Int’l, Inc., No. 18-846 (“Ahuja”); Brahman Partners II, L.P. v. Valeant Pharmaceuticals Int’l, Inc., No. 18-893 (“Brahman”); USAA Mutual Funds Trust v. Valeant Pharmaceuticals Int’l, Inc., No. 20-7462 (“USAA”); Templeton v. Valeant Pharmaceuticals Int'l, Inc., No. 20-54 78 (“Templeton”).
The Company disputes the claims against it in the remaining individual opt-out actions and intends to defend itself vigorously.
U.S. Securities Litigation – Kelk Complaint
On July 26, 2023, a purported class action complaint captioned Kelk v. Bausch Health Companies Inc., et al. (No. 23-cv-03996), was filed in the U.S. District Court for the District of New Jersey against the Company and certain of its current or former officers. The action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs allege that defendants made various misrepresentations and omissions regarding the Company’s proposed spin-off of Bausch + Lomb, and allege that those purported misrepresentations and omissions concealed that the spin-off was executed as part of a strategy to subvert the pending opt-out lawsuits and leave plaintiffs in those actions without viable means to a potential recovery. An amended complaint was filed on January 19, 2024. The amended complaint also alleges that defendants made various misrepresentations and omissions regarding the strength of the Company’s patents protecting its product, Xifaxan®, from generic competitors. Defendants moved to dismiss the amended complaint on March 20, 2024. On February 12, 2025, the District Court granted Defendants’ motion to dismiss the amended complaint in full without prejudice. On March 14, 2025, Plaintiffs filed a second amended complaint. Defendants moved to dismiss the second amended complaint on April 28, 2025.
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
Canadian Securities Litigation – Opt-Out Litigation
In 2015, several putative class actions were filed against the Company and certain current or former officers and directors in Canada in the provinces of British Columbia, Ontario and Quebec.
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
The Catucci action was settled in 2020, and the proceeding has been discontinued against the Company, its current and former directors and officers, its underwriters and its insurers. As part of the settlement, the Company and the other defendants admitted no liability as to the claims against it and denied all allegations of wrongdoing.
In addition to the class proceedings described above, on April 12, 2018, the Company was served with an application for leave filed in the Quebec Superior Court of Justice to pursue an action under the Quebec Securities Act against the Company and certain current or former officers and directors. This proceeding is captioned BlackRock Asset Management Canada Limited et al. v. Valeant, et al. (Court File No. 500-11-054155-185). The allegations in the proceeding are similar to those made by plaintiffs in the Catucci class action. On June 18, 2018, the same BlackRock entities filed an originating application (Court File No. 500-17-103749-183) against the same defendants asserting claims under the Quebec Civil Code in respect of the same alleged misrepresentations (collectively, the “Blackrock Canadian Claims”). In January 2025, the Company reached a confidential settlement in principle and, thereafter, in April 2025, executed a final confidential settlement agreement of the Blackrock Canadian Claims and the U.S. Blackrock action as described above in the U.S. Securities Litigation - Opt-Out Litigation.
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
On October 8 and 9, 2020, respectively, CalSTRS amended its proceedings to, among other things, include a new alleged misrepresentation concerning the accounting treatment of “price appreciation credits” in respect of Glumetza® during the period covered by the claims. On June 9, 2021, the Quebec Superior Court granted the Company’s application to strike the new allegations from CalSTRS Quebec Securities Act claim, but permitted the amendments to its claim under the Quebec Civil Code. On December 8, 2021, CalSTRS delivered its amended pleadings.
On March 17, 2021, four additional opt-outs from the Catucci class issued a Statement of Claim in the Ontario Superior Court of Justice. That proceeding is captioned The Bank of Korea et al. v. Valeant Pharmaceuticals International, Inc. et al. (Court File No. 21-006589666-0000). In addition, these plaintiffs also served and filed a motion for leave to pursue claims under the Ontario Securities Act. The allegations in this proceeding are similar to those made by the plaintiffs in the Catucci class action and the plaintiffs in the opt-out actions described above.
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
Other Securities and RICO Related Matters
Hound Partners Lawsuit
In October 2018, Hound Partners Offshore Fund, LP, Hound Partners Long Master, LP and Hound Partners Concentrated Master, LP, filed a lawsuit against the Company in the Superior Court of New Jersey Law Division/Mercer County (Hound Partners Offshore Fund, LP et al. v. Valeant Pharmaceuticals International, Inc., et al. (No. MER-L-002185-18)) that asserts claims for common law fraud, negligent misrepresentation, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act. The allegations in the complaint are similar to those made in the Hound Partners opt-out case in the U.S. District Court for the District of New Jersey. The Company disputes the claims and intends to vigorously defend this matter.
Antitrust
Generic Pricing Antitrust Litigation
The Company and its subsidiaries, Oceanside Pharmaceuticals, Inc. (“Oceanside”), Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“Bausch Health US”) and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“Bausch Health Americas”), as well as Bausch + Lomb Corporation (for the purposes of this paragraph, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the United States District Court for the Eastern District of Pennsylvania (MDL 2724, 16- MD-2724). The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The lawsuits, which are brought as putative class actions by direct purchasers, end payers, and indirect resellers, and as direct actions by direct purchasers, end payers, insurers, hospitals, pharmacies, and various Counties, Cities, and Towns, are consolidated into the MDL. There are also additional, separate complaints which are consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. State of Connecticut, et al. v. Sandoz, Inc., et al., (D. CT, C.A. No. 3:20-00802), in which Bausch Health US and Bausch Health Americas are defendants, has been remanded to and is pending in the United States District Court for the District of Connecticut. There are cases pending in the Court of Common Pleas of Philadelphia County against the Company and other defendants related to the multidistrict litigation. The Company disputes the claims against it and continues to defend itself vigorously.
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
These lawsuits cover products of both Bausch + Lomb and the Company’s businesses. It is anticipated that Bausch + Lomb and the Company will split the fees and expenses associated with defending these claims, as well as any potential damages or other liabilities awarded in or otherwise arising from these claims, in the manner set forth in the master separation agreement dated as of March 30, 2022, governing the separation between Bausch Health and Bausch + Lomb.

Intellectual Property
Patent Litigation/Paragraph IV Matters
From time to time, the Company (and/or certain of its affiliates) is also party to certain intellectual property litigation proceedings in the United States and Canada, including as arising from claims filed against the Company or by the Company (or that the Company anticipates filing within the required time periods) related to certain products sold by or on behalf of the Company, which may be in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third-party generic manufacturers, where such products include Xifaxan® 200 mg and 550 mg, Cabtreo®, Lotemax® SM, Lumify®, Trulance® and Vyzulta® in the United States and Zaxine® in Canada.
Xifaxan® Paragraph IV Proceedings
The Company has filed lawsuits against Norwich Pharmaceuticals Inc. (“Norwich”), Amneal Pharmaceuticals of New York LLC, Zydus Pharmaceuticals (USA) Inc. (“Zydus”), Cipla USA, Inc. (“Cipla”), Carnegie Pharmaceuticals LLC (“Carnegie”), Mylan Pharmaceuticals Inc. (“Mylan”) and SABA Ilac Sanayi ve Ticaret A.S. (“SABA”) concerning the Company’s Xifaxan® (rifaximin) 550 mg tablets. The foregoing lawsuits and related litigation are referred to collectively as the “Xifaxan® Generics Litigation”.
The Norwich I Xifaxan® Litigation
On February 17, 2020, the Company and Alfasigma S.p.A. (“Alfasigma”) received a Notice of Paragraph IV Certification from Norwich, in which Norwich asserted that the U.S. patents listed in the Food and Drug Administration (“FDA”)’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Norwich’s generic rifaximin tablets, 550 mg, for which Norwich filed an ANDA (the “Norwich First ANDA”). The Company, through its subsidiaries Salix Pharmaceuticals, Inc. and Bausch Health Ireland Limited, holds the New Drug Application for Xifaxan® and owns or exclusively licenses (from Alfasigma) these patents. On March 26, 2020, certain of the Company’s subsidiaries and Alfasigma filed suit against Norwich in the U.S. District Court for the District of Delaware (Case No. 20-cv-00430) pursuant to the Hatch-Waxman Act, alleging infringement by Norwich of one or more claims of the Xifaxan® patents, thereby triggering a 30-month stay of the approval of the Norwich First ANDA for rifaximin tablets, 550 mg. Trial in this matter was held in March 2022. The court issued a final judgment on August 10, 2022 (the “Norwich Legal Decision”), finding that the U.S. Patents protecting the use of Xifaxan® (rifaximin) 550 mg tablets for the reduction in risk of HE recurrence valid and infringed and the U.S. patents protecting the composition, and use of Xifaxan® for treating IBS-D invalid. The Norwich Legal Decision prevents FDA approval of the Norwich First ANDA until October 2029. The Company appealed the Norwich Legal Decision to the U.S. Court of Appeals for the Federal Circuit on August 16, 2022. Following the Company’s appeal, Norwich claimed to have removed the HE indication from the Norwich First ANDA and then filed a motion in the District Court requesting modification of the Norwich Legal Decision to permit the FDA to approve the Norwich First ANDA before October 2029. The Company opposed the motion. On May 17, 2023, the District Court denied Norwich’s motion and confirmed that the FDA remained enjoined from granting final approval to the Norwich First ANDA until October 2029. Norwich filed its appeal to the U.S. Court of Appeals for the Federal Circuit on May 19, 2023. The Company’s and Norwich’s appeals were consolidated (the “Norwich Appeal”). The Federal Circuit heard oral arguments on January 8, 2024 in the Norwich Appeal. On April 11, 2024, the Federal Circuit issued an opinion affirming the Norwich Legal Decision and the District Court’s denial of Norwich’s motion requesting modification of the Norwich Legal Decision (the “Norwich Appeal Decision”). In May 2024, both the Company and Norwich petitioned for panel and en banc rehearing of the Norwich Appeal Decision. The Federal Circuit denied the Company’s and Norwich’s rehearing petitions on June 13, 2024 and issued its mandate to the District Court on June 20, 2024. Under the Norwich Appeal Decision, the FDA remains enjoined from approving the Norwich First ANDA until October 2029. On September 11, 2024, the Company and Norwich filed petitions for writ of certiorari with the United States Supreme Court appealing certain aspects of the Norwich Appeal Decision. The Supreme Court denied Norwich’s and the Company’s petitions for writ of certiorari on November 18, 2024 and December 16, 2024, respectively.
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
In a letter to Norwich on January 10, 2025, FDA granted tentative approval to the Norwich Second ANDA. In the January 10 letter, FDA confirmed that the first ANDA applicant for rifaximin 550 mg tablets is eligible for 180-day exclusivity. The 180-day exclusivity precludes FDA from granting final approval to the Norwich Second ANDA. On January 13, 2025, Norwich brought a lawsuit against the FDA in the DC District Court, alleging that the FDA acted improperly by only granting tentative approval to the Norwich Second ANDA rather than final approval (the “Second Norwich DC Lawsuit”). In the Second Norwich DC Lawsuit, Norwich asserts (1) that the Norwich Second ANDA is not subject to a 30-month stay of approval and (2) that the first ANDA applicant for rifaximin 550 mg tablets forfeited their 180-day exclusivity. Teva Pharmaceuticals USA, Inc. (“Teva”) and Salix intervened in the Second Norwich DC Lawsuit as defendants. On April 17, 2025, the DC District Court granted summary judgment in favor of the FDA, Teva, and the Company. The DC District Court confirmed that the FDA’s decision to only tentatively approve the Norwich Second ANDA was not arbitrary, capricious, or contrary to law because Teva had not forfeited its 180-day exclusivity. On April 18, 2025, Norwich appealed the judgment to the DC Circuit.
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

The Mylan Xifaxan® Litigation
The Company received a Notice of Paragraph IV Certification from Mylan, dated February 11, 2025, in which Mylan asserted that certain U.S. Patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, offer for sale, and/or importation of Mylan’s generic rifaximin tablets, 550 mg, for which Mylan filed an ANDA. On March 26, 2025, the Company filed suit against Mylan pursuant to the Hatch-Waxman Act, alleging infringement by Mylan of one or more claims of the Xifaxan® patents, thereby triggering a 30-month stay of the approval of Mylan’s ANDA for rifaximin tablets, 550 mg.
The SABA Xifaxan® Litigation
The Company received a Notice of Paragraph IV Certification from SABA, dated February 20, 2025, in which SABA asserted that certain U.S. Patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, offer for sale, and/or importation of SABA’s generic rifaximin tablets, 550 mg, for which SABA filed an ANDA. On April 4, 2025, the Company filed suit against SABA pursuant to the Hatch-Waxman Act, alleging infringement by SABA of one or more claims of the Xifaxan® patents, thereby triggering a 30-month stay of the approval of SABA’s ANDA for rifaximin tablets, 550 mg.
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
The Cabtreo® Paragraph IV Proceedings
The Company received a Notice of Paragraph IV Certification from Taro Pharmaceuticals Inc. (“Taro”), dated February 5, 2025, in which Taro asserted that U.S. Patents listed in the FDA’s Orange Book for the Company’s Cabtreo® (clindamycin phosphate, adapalene, benzoyl peroxide) gel, 1.2%/0.15%/3.1%, are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, offer for sale, and/or importation of Taro’s generic clindamycin phosphate/adapalene/benzoyl peroxide gel, 1.2%/0.15%/3.1%, for which Taro filed an ANDA. On March 20, 2025, the Company filed suit against Taro pursuant to the Hatch-Waxman Act, alleging infringement by Taro of one or more claims of the Cabtreo® patents, thereby triggering a 30-month stay of the approval of Taro’s ANDA for clindamycin phosphate/adapalene/benzoyl peroxide gel, 1.2%/0.15%/3.1%.
The Company remains confident in the strength of the Cabtreo® patents and intends to vigorously defend its intellectual property.
Xifaxan® Litigation with Curia IP Holdings, LLC
Curia IP Holdings, LLC (“Curia”) filed a lawsuit against the Company on October 25, 2021, alleging that Xifaxan® 200 mg and 550 mg tablets infringe certain patents owned by Curia (U.S. Patent Nos. 9,186,355, 10,556,915, 10,745,415 and 10,961,257 (the “Curia Patents”)). Each of the Curia Patents was filed years after the Company’s launches of Xifaxan® 200 mg and 550 mg tablets. On August 17, 2022, the U.S. District Court for the District of New Jersey dismissed the complaint, without prejudice. Curia then filed an amended complaint on September 16, 2022, realleging infringement of its patents. On August 31, 2023, Curia filed a second lawsuit against the Company alleging that Xifaxan® 200 mg and 550 mg tablets infringe U.S. Patent No. 11,739,099 (the “’099 Patent”). The ‘099 Patent is related to the Curia Patents and was also filed years after the Company’s launches of Xifaxan® 200 mg and 550 mg tablets. The first and second lawsuits filed by Curia are now consolidated (the “Curia Lawsuits”). On February 14, 2024, the court issued an order administratively terminating the case pending completion of mediation on or before April 14, 2024. Mediation was held on April 11, 2024, but no agreement was reached. On April 22, 2024, the court reopened the case. On May 1, 2024, the Court entered a stipulation and order of non-infringement for U.S. Patent Nos. 10,556,915, 10,745,415 and 10,961,257. On September 20, 2024, the Court entered a stipulation and order of non-infringement for the ‘099 Patent. The Company disputes Curia’s infringement claims against Xifaxan® 200 mg and 550 mg tablets and will continue to defend this matter.

Zaxine® Notice of Allegation in Canada
The Company received a Notice of Allegation in Canada, dated January 14, 2025, from Sandoz Canada Inc. (“Sandoz Canada”) concerning Zaxine® (rifaximin) 550 mg tablets, under the Patented Medicines (Notice of Compliance) (“PM(NOC)”) Regulations. On March 5, 2025, the Company filed a Statement of Claim against Sandoz Canada asserting infringement of one or more claims of Canadian Patent No. 2,739,436.
PreserVision® AREDS Patent Litigation
PreserVision® AREDS and PreserVision® AREDS 2 are OTC eye vitamin formulas for those with moderate to advanced age-related macular degeneration. The PreserVision® U.S. formulation patent expired in March 2021, but a patent covering methods of using the formulation remains in force into 2026. Bausch & Lomb Incorporated (“B&L Inc.”) has filed patent infringement proceedings against 20 named defendants in 17 proceedings claiming infringement of these patents and, in certain circumstances, related unfair competition and false advertising causes of action. All of these proceedings are now closed, with fifteen settling and two resulting in default. The last ongoing matter, (Bausch & Lomb Inc. & PF Consumer Healthcare 1 LLC v. SBH Holdings LLC, C.A. No. 20-cv-01463-GBW-CJB (D. Del.)) was finally dismissed with prejudice on April 10, 2025.
Lumify® Paragraph IV Proceedings - DRL, Somerset & Gland
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
On May 15, 2023, the United States Patent & Trademark Office’s Patent Trial and Appeal Board (“PTAB”) issued a Final Written Decision, finding all claims of U.S. Patent No. 8,293,742 unpatentable. This decision has been appealed to the United States Court of Appeals for the Federal Circuit and the appeal is ongoing. Oral argument is expected before the Federal Circuit on May 7, 2025. Furthermore, two additional patents (U.S. Patent Nos. 11,596,600 and 11,833,245) have issued and been listed in the Orange Book as related to Lumify®. Lawsuits alleging infringement of these patents were filed against Slayback and its licensee, Dr. Reddy’s Laboratories S.A. and Dr. Reddy’s Laboratories, Inc. (collectively, “DRL”). On December 15, 2023, B&L Inc., Bausch + Lomb Ireland Limited, and Eye Therapies filed a Motion for a Preliminary Injunction requesting the court to enjoin any infringing activities by DRL and a hearing was held in January 2024. On May 10, 2024, the Court denied Plaintiffs’ Motion, finding that Plaintiffs had not proven that they would be “irreparably harmed” absent a preliminary injunction.
Additionally, on December 18, 2023, B&L Inc., Bausch + Lomb Ireland Limited, and Eye Therapies amended its complaint to add claims for copyright infringement, as well as claims under the Lanham Act, including trademark and trade dress infringement. DRL subsequently petitioned for inter partes review (“IPR”) of the U.S. Patent Nos. 11,596,600 and 11,833,245; the PTAB instituted both petitions. The IPRs are ongoing and argument is expected before the PTAB on May 13, 2025.
The lawsuit against DRL in the District of New Jersey is currently stayed. Bausch + Lomb remains confident in the strength of the Lumify® related patents and intends to vigorously defend its intellectual property.
On March 28, 2025, B&L Inc. received a Notice of Paragraph IV Certification from Somerset Therapeutics, LLC (“Somerset”), in which Somerset asserted that U.S. Patent Nos. 8,293,742, 9,259,425, 11,596,600 and 11,833,245, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Somerset’s generic drops, for which an ANDA has been filed by Somerset. On April 28, 2025, B&L Inc., Bausch + Lomb Ireland Limited and Eye Therapies filed suit against Somerset and certain affiliates pursuant to the Hatch-Waxman Act, alleging infringement by Somerset of one or more claims of the Lumify Patents, thereby triggering a 30-month stay of the approval of the Somerset ANDA.
On April 25, 2025, B&L Inc. and Bausch + Lomb Ireland Limited received a Notice of Paragraph IV Certification from Gland Pharma Limited (“Gland”), in which Gland asserted that U.S. Patent Nos. 8,293,742, 9,259,425, 11,596,600 and 11,833,245, each of which is listed in the FDA’s Orange Book for Lumify® (brimonidine tartrate solution) drops, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Gland’s generic drops, for which an ANDA has been filed by Gland. On April 28, 2025, B&L Inc., Bausch + Lomb Ireland Limited and Eye Therapies

filed suit against Gland pursuant to the Hatch-Waxman Act, alleging infringement by Gland of one or more claims of such Lumify patents, thereby triggering a 30-month stay of the approval of the Gland ANDA.
In addition to the intellectual property matters described above, in connection with Vyzulta® and Lotemax® SM products, Bausch + Lomb has commenced ongoing infringement proceedings against potential generic competitors in the U.S. In connection with Vyzulta®, one matter has been resolved and dismissed, and another matter is ongoing in the District of New Jersey and is in the fact-discovery stage. In connection with Lotemax® SM, one matter resulted in a four-day bench trial starting January 13, 2025, and the parties await a decision; another matter was recently filed in the District of New Jersey, and the answer (or other response) is due on May 15, 2025.
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
Mylan and MSN have filed IPR petitions for certain U.S. patents listed in the FDA’s Orange Book for Trulance® (plecanatide). On March 21, 2022, Mylan filed a petition for IPR of U.S. Patent No. 7,041,786 (the “’786 Patent”), which was then instituted on September 14, 2022. On October 12, 2022, MSN also filed a petition for IPR of the ’786 Patent and the PTAB then issued a decision on December 14, 2022, instituting MSN’s IPR and joining it with Mylan’s IPR. On September 8, 2023, the PTAB issued a decision finding that Mylan and MSN had not shown that the ’786 Patent is unpatentable. On September 28, 2023, Mylan appealed the PTAB’s September 8th decision to the Federal Circuit. The Federal Circuit held oral arguments on April 7, 2025.
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
In December 2023, LTL changed its name to LLT Management LLC (“LLT”). In June and July 2024, LLT solicited votes for a new “pre-packaged” Chapter 11 plan, and after the reported successful solicitation of votes to commence the planned bankruptcy, LLT and certain affiliates underwent another corporate restructuring that resulted in two entities, Red River Talc LLC (“Red River”) and Pecos River Talc LLC (“Pecos River”), assuming the talc liabilities of LLT. On September 20, 2024, Red River filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of Texas (the “Texas Bankruptcy Court”), seeking to resolve all ovarian cancer related talc claims. On October 21, 2024, the Texas Bankruptcy Court agreed to enter a temporary restraining order and preliminary injunction staying all ovarian cancer-related talc claims at least through December 2024, which it has since extended through March 15, 2025. On December 9, 2024, Red River filed a Second Amended Chapter 11 plan incorporating the settlement with the Talc Claimants’ Committee. A hearing on confirmation of the plan and any objections thereto began on February 18, 2025. Johnson & Johnson has reported that the entity Pecos River will be responsible for resolving all non-ovarian cancer-related talc claims outside of bankruptcy. After the conclusion of the confirmation hearing, on March 31, 2025, the Texas Bankruptcy Court issued a memorandum decision denying confirmation of the plan, ordering the dismissal of Red River’s bankruptcy case and vacating the preliminary injunction. The debtor’s time to appeal has expired. Certain claimants filed motions to reconsider the dismissal of the bankruptcy case. On April 17, 2025, the Texas Bankruptcy Court denied the motions to reconsider. The time to appeal that order will terminate 14 days from entry of the order denying the motion to reconsider.
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
Rifaximin Breach of Contract Litigation
On September 8, 2022, Lupin Ltd. (“Lupin”) filed a lawsuit in the U.S. District Court for the Southern District of New York against Salix Pharmaceuticals, Inc. and the Company, asserting breach of contract claims relating to a 2009 manufacturing and supply agreement between Lupin and Salix Pharmaceuticals, Inc. concerning rifaximin. On November 18, 2022, Lupin filed an Amended Complaint, which added Bausch Health US as a defendant. On March 28, 2023, the Company was dismissed without prejudice. On October 10, 2023, Salix Pharmaceuticals, Inc. asserted counterclaims against Lupin for breach of contract. No trial date has been set. Salix Pharmaceuticals, Inc. and Bausch Health US dispute Lupin’s claims. In March 2025, the parties reached a confidential settlement in principle, which remains subject to further documentation.
Doctors Allergy Formula Lawsuit
In April 2018, Doctors Allergy Formula, LLC (“Doctors Allergy”), filed a lawsuit against Bausch Health Americas in the Supreme Court of the State of New York, County of New York, asserting breach of contract and related claims under a 2015 Asset Purchase Agreement, which purports to include milestone payments that Doctors Allergy alleges should have been paid by Bausch Health Americas. Doctors Allergy claims its damages are not less than $23 million. Bausch Health Americas has asserted counterclaims against Doctors Allergy. Bausch Health Americas filed a motion seeking an order granting Bausch Health Americas’ motion for summary judgment on its counterclaims against Doctors Allergy and dismissing Doctors Allergy’s claims against Bausch Health Americas. The motion was fully briefed as of May 2021. The Court held a hearing on the motion on January 25, 2022. On May 12, 2023, the Court issued a Decision and Order denying the motion. On June 14, 2023, Bausch Health Americas filed a Notice of Appeal as to the Decision and Order. On March 13, 2024, Bausch Health Americas filed its appellate brief with the Appellate Division of the New York Supreme Court, First Department, appealing the trial court’s denial of Bausch Health Americas’ motion for summary judgment. Doctors Allergy filed its answering brief on July 26, 2024, and Bausch Health Americas filed its reply brief on September 13, 2024. The Appellate Division heard oral argument on November 7, 2024. On December 5, 2024, the Appellate Division denied Bausch Health Americas’ appeal as to Doctors Allergy’s second cause of action (breach of contract) and Bausch Health Americas’ counterclaims, but it granted the appeal as to Doctors Allergy’s third cause of action (breach of the implied duty of good faith and fair dealing) and dismissed that claim. On December 13, 2024, the Appellate Division remitted this action back to the trial court. Trial has been set, with jury selection beginning on April 20, 2026, and trial scheduled for April 24 to May 8, 2026. Bausch Health Americas disputes the claims against it and this lawsuit will be defended vigorously.
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
In May 2020, the District Court granted defendants’ motion to dismiss, holding that Plaintiff-relator’s qui tam action was precluded by the False Claims Act’s public disclosure bar. Plaintiff-relator appealed to the U.S. Court of Appeals for the Ninth Circuit. In August 2023, the Court of Appeals reversed the District Court’s order and remanded to the District Court for further proceedings. In September 2023, the Company filed a petition for rehearing or rehearing en banc with the Court of Appeals. On January 5, 2024, the Court of Appeals panel denied the petition and issued an amended opinion, still reversing the District Court’s order and remanding the case to the District Court for further proceedings. On April 4, 2024, the Company filed a petition for a writ of certiorari to the Supreme Court, which was denied on October 7, 2024. Mandate issued and the case returned to the District Court. On November 27, 2024, Plaintiff-relator filed an amended complaint. The Company filed a motion to dismiss the amended complaint on February 5, 2025. The motion to dismiss remains pending. The Company disputes the claims against it and intends to defend itself vigorously.
18. SEGMENT INFORMATION
Reportable Segments
The following is a brief description of the Company’s reportable segments:
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
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Surgical and Pharmaceuticals products.
Resources are allocated and performance is assessed by the Company’s CEO, whom the Company has determined to be the Company’s Chief Operating Decision Maker (the “CODM”). The Company’s CODM evaluates the performance of its segments and allocates resources to them based on segment profit. Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, Asset impairments, Restructuring, integration, separation costs, and Other expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance.
The CODM uses segment profit in the annual budgeting and forecasting process. The CODM considers budget-to-actual variances on a monthly basis for segment profit when making decisions about allocating capital and personnel to the segments. The CODM uses segment profit in determining the compensation of certain employees. In assessing segment performance and managing operations, the CODM does not review segment assets.
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

Segment Revenues and Profits
Segment revenues, profits and reconciliation of segment profit to consolidated Loss before income taxes were as follows:

	For the three months ended March 31,
	Salix		International		Solta Medical		Diversified		Bausch + Lomb		Total
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Revenues:
Total revenues	$542	$499	$262	$265	$113	$88	$205	$202	$1,137	$1,099	$2,259	$2,153
Less:
Cost of goods sold (excluding amortization and impairments of intangible assets)	43	41	102	109	27	19	30	36	481	423
Costs of other revenues	—	—	17	11	—	—	—	—	1	1
Selling, general and administrative	111	102	52	53	28	25	45	48	447	405
Research and development	17	27	6	5	5	4	3	4	28	28
Segment profit	$371	$329	$85	$87	$53	$40	$127	$114	$180	$242	$816	$812
Corporate											(268)	(244)
Amortization of intangible assets											(256)	(274)
Asset impairments											—	(1)
Restructuring, integration and separation costs											(1)	(12)
Other expense, net											(15)	—
Operating income											276	281
Interest income											11	9
Interest expense											(330)	(355)
Gain on extinguishment of debt											—	11
Foreign exchange and other											(4)	(15)
Loss before income taxes											$(47)	$(69)
During the three months ended March 31, 2025 and 2024, ten products represented 50% and 48% of total revenues, respectively.
19.SUBSEQUENT EVENT
Shareholder Rights Plan
On April 14, 2025, the Board of Directors of the Company adopted a shareholder rights plan (the “SRP”). The SRP is intended to ensure, to the extent possible, that all shareholders of the Company are treated fairly in connection with an offer to acquire common shares of the Company which, if acquired and beneficially owned (as defined in the SRP) by an Acquiring Person (as defined in the SRP), would result in such person owning 20% or more of the outstanding common shares of the Company. Pursuant to the SRP, one right (each, a “Right”) will attach to each common share outstanding on April 14, 2025, and to each common share issued after such time and prior to the earlier of the Separation Time (as defined in the SRP) and Expiration (as defined in the SRP). Each Right entitles its holder, from and after the Separation Time, to purchase common shares of the Company, pursuant to the conditions set forth in the SRP, at a discount to the then market price of the Company’s common shares. The SRP is subject to ratification by the shareholders of the Company. If the SRP is not ratified by the shareholders within six months of its adoption, the SRP, together with the outstanding Rights, will terminate and cease to be effective.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” “Bausch Health,” and similar terms refer to Bausch Health Companies Inc. and its subsidiaries, taken together. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes (the “Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended, and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning of applicable Canadian securities laws (collectively “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our accompanying unaudited interim Condensed Consolidated Financial Statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2024, which were included in our Annual Report on Form 10-K filed on February 19, 2025. In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional company information is available on SEDAR+ at www.sedarplus.ca and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted. Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.
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
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Surgical and Pharmaceuticals products.
For additional discussion of our reportable segments, see Note 18, “SEGMENT INFORMATION” to our unaudited interim Condensed Consolidated Financial Statements.
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, we announced our plan to separate our eye health business consisting of our Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals businesses into an independent publicly traded entity, Bausch + Lomb, from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). As part of this plan, in May 2022, a wholly owned subsidiary of Bausch Health sold common shares of B+L pursuant to an initial public offering of Bausch + Lomb (the “B+L IPO”). Following the B+L IPO, Bausch Health indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 88% of B+L’s outstanding common shares as of April 23, 2025.
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
See Item 1A. “Risk Factors — Risk Relating to the B+L Separation” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC and the Canadian Securities Administrators (the “CSA”) on February 19, 2025, for additional risks relating to the B+L Separation.
For additional details on the B+L Separation, see “Separation of the Bausch + Lomb Eye Health Business” in Note 2, “SIGNIFICANT ACCOUNTING POLICIES” to our unaudited interim Condensed Consolidated Financial Statements.
Focus on Value and Core Businesses
We continue to execute on actions intended to bring out value in our Company, which includes focus on our capital structure. In line with this focus on our core businesses, we have: (i) made measurable progress in effectively managing our capital structure, including taking actions to reduce the principal balances or extend maturities of our long-term debt, (ii) directed capital allocation to drive growth within our core businesses, (iii) increased our efforts to improve patient access and (iv) continued to invest in sustainable growth drivers to position us for long-term growth.
We believe that these measures, along with our continued commitment to improving people’s lives through our health products, help position us to unlock potential value across our portfolio of assets, including by separating our eye health and pharmaceutical businesses. Although management believes the B+L Separation will unlock additional value, there can be no assurance that it will be successful in doing so.
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

April 2025 Refinancing Transactions
On April 8, 2025, we closed a series of transactions (the “April 2025 Refinancing Transactions”) whereby a subsidiary of the Company, 1261229 B.C. Ltd. (the “Issuer”): (i) entered into an agreement which provides for new senior secured credit facilities (the “2025 Credit Agreement”) consisting of a five-year senior secured revolving credit facility in an amount of $500 million due April 8, 2030 (the “2030 Revolving Credit Facility”) and a $3,000 million 5.5-year senior secured term loan B facility due October 8, 2030 (the “2030 Term Loan B Facility” and together with the 2030 Revolving Credit Facility, the “2025 Senior Secured Credit Facilities”) and (ii) issued $4,400 million aggregate principal amount of 10.00% senior secured notes due April 15, 2032 (the “2032 Senior Secured Notes”). The Issuer is an indirect wholly-owned subsidiary of the Company, incorporated under the laws of British Columbia, Canada, which owns 185,468,421 common shares of Bausch + Lomb, and as of April 8, 2025, is a non-guarantor restricted subsidiary under the indentures that govern the Company’s Existing Senior Notes.
The proceeds from the April 2025 Refinancing Transactions were used: (i) to repay in full and terminate the Company’s term loan facility (the “February 2027 Term Loan B Facility”), (ii) to redeem certain senior secured notes, certain unsecured notes and the 9.00% Senior Secured Notes due 2028 (the “9.00% Intermediate Holdco Senior Secured Notes”), (iii) to pay related fees, premiums and expenses and (iv) for general corporate purposes.
In connection with the April 2025 Refinancing Transactions, on April 8, 2025 the Issuer terminated its commitment with a third-party lender to provide a senior secured bridge loan facility in an aggregate principal amount of up to $700 million.
The April 2025 Refinancing Transactions reduced our short term cash requirements for debt service by extending approximately $6,870 million in aggregate debt maturities from the years 2025 through 2028 to the years 2030 through 2032. After giving effect to the April 2025 Refinancing Transactions, our aggregate debt maturities and mandatory amortization debt payments are $45 million and $672 million for the remainder of 2025 and the full year 2026, respectively, which we anticipate satisfying with cash on hand and cash flows from operations. This provides us more flexibility to operate and allows us to more effectively allocate capital to initiatives that will strengthen our products and brands.
As a result of the April 2025 Refinancing Transactions, the maturities of the Company’s principal balances of debt obligations as of April 8, 2025 were as follows:

(in millions)	Remainder of 2025	2026	2027	2028	2029	2030	2031 and 2032	Total
Total debt obligations	$45	$672	$3,675	$6,199	$1,640	$3,995	$4,863	$21,089
2024 Repurchases and Retirement of Senior Unsecured Notes
During January 2024 and May 2024, through a series of transactions we repurchased and retired outstanding senior unsecured notes with an aggregate par value of $555 million for approximately $530 million using cash on hand.
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
As of March 31, 2025, we had approximately 75 projects in our global pipeline. Certain core internal R&D projects that have received a significant portion of our R&D investment in current and prior periods are listed below.
Gastrointestinal
•Rifaximin - Two global Phase 3 studies for the use of a soluble solid dispersion (“SSD”) formulation of rifaximin for the delay of first occurrence of overt hepatic encephalopathy (“OHE”) in patients with early decompensation in liver cirrhosis are ongoing. We successfully initiated and are currently conducting two global Phase 3 trials with top line results for each expected by early 2026.
•Amiselimod (S1P modulator) - A Phase 2 study to evaluate Amiselimod (S1P modulator) for the treatment of mild to moderate ulcerative colitis was completed in 2024. In 2024, we met with the Food and Drug Administration (“FDA”) for an end of Phase 2 meeting. We also met with the EU’s European Medicines Agency and Japan’s Pharmaceuticals and Medical Devices Agency. All regulatory feedback is currently under review.
Solta Medical
•Clear + Brilliant® Touch - Next generation Clear + Brilliant® laser is designed to deliver a customized and more comprehensive treatment protocol by providing patients of all ages and skin types the benefits of two wavelengths. Approval has been received in the United States, Australia, New Zealand, Philippines, Thailand, Taiwan, Malaysia and Singapore.
•Fraxel® - Next Generation Fraxel® is a fractionated laser device for skin resurfacing. We received FDA clearance in August 2024 and launched in the U.S. in April 2025 at the American Society for Laser Medicine & Surgery.
Dermatology
•CABTREO® Topical Gel - The first and only FDA-approved fixed-dose, triple-combination topical treatment for acne. CABTREO® Topical Gel was launched in the U.S. in the first quarter of 2024, in Canada in October 2024 and completed submission for approval to European Medicines Agency of the European Union.
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
•Lumify® (brimonidine tartrate ophthalmic solution, 0.025%) - An OTC eye drop developed as an ocular redness reliever. To date, Bausch + Lomb has launched and acquired the right to launch Lumify® in various countries. A new line extension formulation, Lumify® Preservative Free, for which the New Drug Application was approved by the FDA in April 2024, began launching in the first quarter of 2025.
•BlinkTM NutriTears® - During June 2024, Bausch + Lomb expanded its OTC dry eye portfolio with the launch of BlinkTM NutriTears®, a clinically proven OTC supplement that targets the key root causes of dry eyes, promotes healthy tear production and provides noticeable relief of eye dryness symptoms.
•MIEBO® (perfluorohexyloctane ophthalmic solution) (formerly known as NOV03) – In December 2019, Bausch + Lomb acquired an exclusive license from Novaliq GmbH for the commercialization and development in the U.S. and Canada of MIEBO® for the treatment of the signs and symptoms of dry eye disease (“DED”). MIEBO® launched in the U.S. in September 2023 and was approved in Canada in September 2024. MIEBO® is the first and only FDA-approved treatment for DED that directly targets tear evaporation and the addition of MIEBO® will help build upon the strong portfolio of integrated eye health products.

•Bausch + Lomb is expanding its portfolio of premium intraocular lenses (“IOL”) built on the enVista® platform with: enVista Aspire® monofocal and toric IOLs with Intermediate Optimized optics launched in the U.S. in October 2023, in Europe in January 2025 and the Canada launch is in process, enVista EnvyTM launched in Canada in June 2024 and the U.S. and Europe launches are in-process. enVista BeyondTM (extended depth of focus) is anticipated to launch in the U.S. in 2026.
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
In January 2025, Bausch + Lomb acquired Whitecap Biosciences LLC (“Whitecap Biosciences”). Whitecap Biosciences is currently developing two innovative therapies for potential use in glaucoma and geographic atrophy. This acquisition is expected to expand Bausch + Lomb’s clinical-stage pipeline.
In December 2024, Bausch + Lomb acquired Elios Vision, Inc., the developer of the ELIOS® procedure, the first clinically validated, minimally invasive glaucoma surgery procedure using an excimer laser. This acquisition is expected to bolster Bausch + Lomb’s glaucoma treatment portfolio.
In July 2024, Bausch + Lomb acquired TearLab Corporation, d/b/a Trukera Medical (“Trukera Medical”), a U.S.-based privately held ophthalmic medical diagnostic company. Trukera Medical commercializes ScoutPro®, a point-of-care portable device for precisely measuring osmolarity, the salt content of a person’s tears. This acquisition is expected to expand Bausch + Lomb’s presence in the DED market.
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
Bausch Health Patient Assistance Program - We are committed to supporting patients through our Patient Assistance Program which offers free medication for patients who meet income and other eligibility criteria. If approved, patients receive their Bausch Health prescription product(s) at no cost to them. Eligible patients must reapply yearly to remain in the program and must meet all current requirements.

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
Salix - We believe in our GI product portfolio and we have implemented initiatives, including increasing our marketing investment in Xifaxan®, to further capitalize on the value of the infrastructure we have built around these products to extend our market share. We have continued our investment in Xifaxan® direct-to-consumer (“DTC”) advertising and new sales force capabilities. Additionally, our rifaximin SSD formulation is under development for the delay of first occurrence of OHE and other complications in patients with early decompensation in liver cirrhosis. The drug candidate is administered orally, and is a next-generation rifaximin formulation that acts by targeting the beta-subunit of bacterial DNA-dependent RNA polymerase. We have invested in developing our Amiselimod (S1P modulator) for the treatment of moderate to severe ulcerative colitis. We have met with the FDA for an end of Phase 2 meeting, as well as with the EU’s European Medicines Agency and Japan’s Pharmaceuticals and Medical Devices Agency for Amiselimod (S1P modulator) for the treatment of moderate to severe ulcerative colitis. All regulatory feedback is currently under review.
International - Our International product portfolio includes certain recently launched products such as Ryaltris® for moderate to severe seasonal allergic rhinitis and CABTREO® Topical Gel, a triple-combination topical treatment for acne that launched in Canada in October 2024. We continue to invest in the training and expansion of our sales and marketing teams.
Solta Medical - More than 75% of our Solta Medical business revenue has historically come from consumables, which we believe results in a durable business model. We continue to invest in expanding our presence in key markets, including broadening the reach of our DTC campaigns in the U.S., the expansion of Thermage® FLX which was approved by China’s National Medical Products Administration as a medical device in January 2024 and which was granted medical device license clearance by Health Canada in April 2025, and the strengthening of our sales force in the U.S. and Europe. We received FDA approval of Next Generation Fraxel® in 2024 and launched in the U.S. in April 2025 at the American Society for Laser Medicine & Surgery.
Diversified - We continue to seek ways to bring out value in our promoted and nonpromoted products within our Diversified portfolio. We increased our investments in marketing and advertising to expand our consumer awareness campaign for Jublia®. Adding to our established acne product portfolio, we launched CABTREO® Topical Gel in the U.S. in the first quarter of 2024.
Business Trends
In addition to the actions previously outlined, the events described below have affected and may affect our business trends. The matters discussed in this section contain forward-looking statements. Please see “Forward-Looking Statements” at the end of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Voluntary Recall of enVista Intraocular Lenses
In March 2025, Bausch + Lomb announced a voluntary recall of certain enVista IOL products. The recall was in response to an increased number of reports of toxic anterior segment syndrome, and included all lots of the enVista Aspire, enVista Aspire Toric, enVista Envy and enVista Envy Toric, as well as enVista monofocal and enVista monofocal Toric IOL models in the U.S. On April 24, 2025, Bausch + Lomb announced that it, with the assistance of experts and advisors, had completed its investigation into the matter and determined that the issue stemmed from raw material used in certain lots that was delivered by a different vendor.
In response to the investigation, Bausch + Lomb has implemented enhanced inspection protocols for IOLs, as well as more explicit standards for how the monomers that make up its lenses are prepared by vendors. With these new processes in place, Bausch + Lomb has returned to full production of all enVista IOLs. In the following weeks Bausch + Lomb is expected to return to full market supply in the U.S. The timing for market reentry in other countries will be determined on a case-by-case basis in collaboration with health authorities.
Macroeconomic Matters
The Company is monitoring ongoing policy changes being made by the Trump administration and the responses to these policy changes by foreign governments, including those related to existing trade agreements, the imposition of new tariffs and non-tariff barriers, and amendments to existing tariffs, and the counter-duties, counter-tariffs and/or other counter-measures implemented in response by other countries. Some of these policies have targeted countries in which we do business and sectors in which we do business, including pharmaceuticals. Given the international scope of our operations, any sanctions, export controls, tariffs, trade wars and other governmental actions, could have an adverse effect on our business, financial condition, cash flows and results of operations. Similarly, adverse economic conditions impacting our customers in these countries or uncertainty about global economic conditions could cause purchases of our products to decline, which would adversely affect our revenues and operating results.
See Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC and the CSA on February 19, 2025, for additional information on the risks associated with tariffs.
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
To date, the challenges associated with the Russia-Ukraine war and ongoing sanctions have not had a material impact on our operations; although, as noted above, we continue to review EU sanctions and are still assessing their impact on our operations.
Our revenues attributable to Russia, Ukraine and Belarus for the three months ended March 31, 2025 and 2024 were approximately 2% of our total revenues in each period. In addition, we do not have any research or manufacturing facilities in Russia, Ukraine or Belarus. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on our business.
Middle East Regional Conflict
The conflict between Israel and Hamas began during October 2023 and has since expanded to include other countries and militant groups in the region. Our revenues attributable to the impacted regions for each of the three months ended March 31, 2025 and 2024 were inconsequential. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on our business.
For a further discussion of these and other risks relating to our international business, see Item 1A. “Risk Factors — Risks Relating to the International Scope of our Business” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC and the CSA on February 19, 2025.

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
Health Care Reform
The U.S. federal and state governments continue to propose and pass legislation designed to regulate the health care industry. Many of these changes focused on health care cost containment, which resulted in pricing pressures relating to the sales and reimbursements of health care products.
In August 2022, the Inflation Reduction Act (“IRA”) was signed into law, which among other matters made significant changes to how drugs are covered and paid for under the Medicare program, including imposing financial penalties if drug prices are increased at a rate faster than inflation, redesigning Medicare Part D benefits to shift a greater portion of the costs to manufacturers and allowing the U.S. government to set prices for certain drugs in Medicare. The IRA also provides for (i) the U.S. government to set or “negotiate” prices for select high-cost Medicare Part D (beginning in 2026) and Medicare Part B drugs (beginning in 2028) that are more than nine years (for small-molecule drugs) or 13 years (for biological products) from their initial FDA approval, (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices increase faster than inflation beginning in 2022 for Medicare Part D and 2023 for Medicare Part B drugs and (iii) Medicare Part D redesign which replaces the current Part D Coverage Gap Discount Program and establishes a $2,000 cap for out-of-pocket limits costs for Medicare beneficiaries beginning in 2025, with manufacturers being responsible for 10% of costs up to the $2,000 cap and 20% after that cap is reached. In January 2025, the Centers for Medicare & Medicaid Services selected Xifaxan® as one of the medicines for its drug price negotiation program as part of the IRA with an initial price applicability in 2027. It is possible that other of our products could be selected in future years. These negotiations could, among other things, accelerate revenue erosion prior to the expiration of intellectual property protections. The effect of reducing prices and reimbursement for certain of our products could significantly impact our business and consolidated results of operations.
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
2026 through 2029 LOE Branded Products - Based on current patent expiration dates, settlement agreements and/or competitive information, we have identified branded products that we believe could begin facing potential LOE and/or generic competition in the U.S. and Canada during the years 2026 through 2029. These products and year of expected LOE include, but are not limited to, Aplenzin® (2026), Bryhali® (2026), Relistor® Subcutaneous (2028) and Xifaxan® (2028) in the U.S. and Jublia® (2028) in Canada. These dates may change based on, among other things, challenges to our patents, settlement of existing or future patent litigation and at-risk generic launches. We believe the entry into the market of generic competition generally would have an adverse impact on the volume and/or pricing of the affected products, however we are unable to predict the magnitude or timing of this impact.
In addition, for a number of our products (including Cabtreo®, Xifaxan® 550 mg, Trulance® and Lumify® in the U.S), we have commenced (or anticipate commencing) and have (or may have) ongoing infringement proceedings against potential generic competitors in the U.S. If we are not successful in these proceedings, we may face increased generic competition for these products.
See Note 17, “LEGAL PROCEEDINGS” to our unaudited interim Condensed Consolidated Financial Statements elsewhere in this Form 10-Q, as well as Note 20, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC and the CSA on February 19, 2025, for further details regarding certain infringement proceedings.
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
See Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC and the CSA on February 19, 2025, for additional information on our competition risks.
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

FINANCIAL PERFORMANCE HIGHLIGHTS
The following table provides selected unaudited financial information for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in millions, except per share data)	2025	2024	Change
Revenues	$2,259	$2,153	$106
Operating income	$276	$281	$(5)
Loss before income taxes	$(47)	$(69)	$22
Net loss attributable to Bausch Health Companies Inc.	$(58)	$(64)	$6
Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(0.16)	$(0.17)	$0.01
Financial Performance
Summary of the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Revenues for the three months ended March 31, 2025 and 2024 were $2,259 million and $2,153 million, respectively, an increase of $106 million, or 5%. The increase is primarily attributable to growth in Salix, Bausch + Lomb and Solta Medical segments driven by: (i) higher volumes, (ii) improved net pricing, (iii) the impact of divestitures and discontinuations which negatively impacted our revenues in 2024 and (iv) incremental sales attributable to acquisitions, partially offset by the unfavorable impact of foreign currencies.
Operating income for the three months ended March 31, 2025 and 2024 was $276 million and $281 million, respectively, and included non-cash charges for Depreciation and amortization of intangible assets of $305 million and $320 million and Share-based compensation of $43 million and $33 million, respectively. The decrease in our operating results of $5 million reflects, among other factors:
•an increase in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $43 million primarily due to the increase in revenues as previously discussed, partially offset by the inventory reserve charge related to Bausch + Lomb’s voluntary recall of certain enVista IOL products;
•an increase in selling, general and administrative (“SG&A”) of $73 million primarily attributable to higher selling, advertising and promotion expenses primarily attributable to MIEBO®;
•a decrease in amortization of intangible assets of $18 million, primarily attributable to fully amortized intangible assets no longer being amortized in 2025; and
•an increase in Other expense, net of $15 million, primarily attributable to Acquired in-process research and development costs related to certain Bausch + Lomb acquisitions, partially offset by reductions in estimated Acquisition-related contingent consideration.
Loss before income taxes for the three months ended March 31, 2025 and 2024 was $47 million and $69 million, respectively, a favorable change of $22 million. The change is primarily attributable to a decrease in Interest expense of $25 million and a favorable change in Foreign exchange and other of $11 million, partially offset by the decrease in our operating results of $5 million as previously discussed and a Gain on extinguishment of debt of $11 million in 2024.
Net loss attributable to Bausch Health for the three months ended March 31, 2025 and 2024 was $58 million and $64 million, respectively, an increase in our results of $6 million, and is primarily attributable to a favorable change in Loss before income taxes of $22 million as previously discussed, partially offset by an unfavorable change in income taxes of $31 million.

RESULTS OF OPERATIONS
Our unaudited operating results for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(in millions)	2025	2024	Change
Revenues
Product sales	$2,227	$2,129	$98
Other revenues	32	24	8
	2,259	2,153	106
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	683	628	55
Cost of other revenues	18	12	6
Selling, general and administrative	867	794	73
Research and development	143	151	(8)
Amortization of intangible assets	256	274	(18)
Asset impairments	—	1	(1)
Restructuring, integration and separation costs	1	12	(11)
Other expense, net	15	—	15
	1,983	1,872	111
Operating income	276	281	(5)
Interest income	11	9	2
Interest expense	(330)	(355)	25
Gain on extinguishment of debt	—	11	(11)
Foreign exchange and other	(4)	(15)	11
Loss before income taxes	(47)	(69)	22
Provision for income taxes	(39)	(8)	(31)
Net loss	(86)	(77)	(9)
Net loss attributable to noncontrolling interest	28	13	15
Net loss attributable to Bausch Health Companies Inc.	$(58)	$(64)	$6
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
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
Our revenues were $2,259 million and $2,153 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $106 million, or 5%. The increase was primarily due to: (i) an increase in volumes of $103 million, primarily attributable to our Bausch + Lomb, Solta Medical, Salix and International segments, (ii) an increase in net realized pricing of $26 million, attributable to our Salix, Diversified and International segments, (iii) the impact of divestitures and discontinuations of $8 million, which negatively impacted our revenues in 2024 and (iv) incremental sales attributable to acquisitions of $6 million, partially offset by the unfavorable impact of foreign currencies of $37 million.
The changes in our segment revenues and segment profits for the three months ended March 31, 2025 are discussed in further detail below under “ — Reportable Segment Revenues and Profits.”

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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025		2024
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$3,922	100.0%	$3,823	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	163	4.2%	155	4.1%
Returns	29	0.7%	42	1.1%
Rebates	992	25.3%	902	23.6%
Chargebacks	432	11.0%	523	13.7%
Distribution fees	79	2.0%	72	1.9%
Total provisions	1,695	43.2%	1,694	44.4%
Net product sales	2,227	56.8%	2,129	55.6%
Other revenues	32		24
Revenues	$2,259		$2,153
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 43.2% and 44.4% for the three months ended March 31, 2025 and 2024, respectively, a decrease of 1.2 percentage points due primarily to the following factors:
•rebates as a percentage of gross product sales were higher primarily due to higher rebates for: (i) Bausch + Lomb’s XIIDRA® and MIEBO® and (ii) CABTREO®, partially offset by lower rebates for: (i) Glumetza® SLX and Zegerid® that were discontinued in 2024 and (ii) certain other products such as Arazlo®, Wellbutrin® and Onexton®, and
•chargebacks as a percentage of gross product sales were lower primarily due to lower gross product sales of Glumetza® SLX, partially offset by increased gross product sales for Xifaxan®.
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
Cost of goods sold was $683 million and $628 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $55 million, or 9%. The increase was primarily driven by: (i) higher volumes as previously discussed and (ii) an inventory reserve charge of $15 million related to Bausch + Lomb’s voluntary recall of certain enVista IOL products as previously discussed.
Cost of goods sold as a percentage of product sales revenue were 30.7% and 29.5% for the three months ended March 31, 2025 and 2024, respectively, an increase of 1.2 percentage points.
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
SG&A expenses were $867 million and $794 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $73 million, or 9%. The increase was primarily attributable to: (i) selling, advertising and promotion expenses primarily attributable to MIEBO® and (ii) general and administrative expenses, primarily driven by higher compensation costs and higher Bausch + Lomb business transformation costs, partially offset by the favorable impact of foreign currencies.
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
R&D expenses were $143 million and $151 million for the three months ended March 31, 2025 and 2024, respectively, a decrease of $8 million, or 5%. The decrease is primarily attributable to lower spend on certain projects in the Salix segment, partially offset by an increase in spend on certain projects in the Bausch + Lomb segment.
R&D expenses as a percentage of Product sales were approximately 6% and 7% for the three months ended March 31, 2025 and 2024, respectively.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 2 to 20 years. Management continually assesses the useful lives related to the Company’s long-lived assets to reflect the most current assumptions.
Amortization of intangible assets was $256 million and $274 million for the three months ended March 31, 2025 and 2024, respectively, a decrease of $18 million, or 7%, primarily attributable to fully amortized intangible assets no longer being amortized in 2025.
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

Asset impairments for each of the three months ended March 31, 2025 and 2024 were not material.
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
Restructuring, integration and separation costs were $1 million and $12 million for the three months ended March 31, 2025 and 2024, respectively, a decrease of $11 million.
See Note 5, “RESTRUCTURING, INTEGRATION AND SEPARATION COSTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding these actions.
Other Expense, Net
Other expense, net for the three months ended March 31, 2025 and 2024 consists of the following:

	Three Months Ended March 31,
(in millions)	2025	2024
Acquired in-process research and development costs	$28	$—
Acquisition-related transaction costs	1	—
Litigation and other matters, net of insurance recoveries and restitutions	(3)	6
Acquisition-related contingent consideration	(11)	(2)
Gain on sale of assets, net	—	(4)
	$15	$—
Acquired in-process research and development costs for the three months ended March 31, 2025 are related to Bausch + Lomb’s acquisition of Whitecap Biosciences.
Acquisition-related contingent consideration for the three months ended March 31, 2025 and 2024 reflects adjustments for changes in estimates in the timing and amounts of expected future royalty and milestone payments and accretion for the time value of money.
For the three months ended March 31, 2025, Litigation and other matters primarily relates to restitution received in connection with a certain legal matter. For the three months ended March 31, 2024, Litigation and other matters primarily related to adjustments to provisions for certain legal matters.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization and write-off of debt discounts, premiums and debt issuance costs under our credit facilities and notes, and the amortization of amounts excluded from the assessment of hedge effectiveness over the term of the Company’s cross-currency swaps.
Interest expense was $330 million and $355 million, and included non-cash amortization and write-offs of debt premiums, discounts and deferred issuance costs of $15 million and $14 million, for the three months ended March 31, 2025 and 2024, respectively. Interest expense for the three months ended March 31, 2025 decreased $25 million, or 7%, as compared to the three months ended March 31, 2024, primarily due to the repurchase of a portion of the December 2025 Unsecured Notes and the April 2026 Unsecured Notes and lower outstanding balances of our AR Credit Facility.

The weighted average stated rate of interest as of March 31, 2025 and 2024 was 7.71% and 8.02%, respectively. As discussed in the section titled “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt — Accounting for Exchange”, due to the accounting treatment for the 2022 Secured Notes (as defined below), interest expense in the Company’s financial statements will not be representative of the weighted average stated rate of interest.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements and the section titled “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt” for further details.
Gain on Extinguishment of Debt
Gain on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. There was no gain on extinguishment of debt for the three months ended March 31, 2025. Gain on extinguishment of debt for the three months ended March 31, 2024 was $11 million and was attributable to open market repurchases.
Foreign Exchange and Other
Foreign exchange and other was a loss of $4 million and $15 million for the three months ended March 31, 2025 and 2024, respectively, a favorable change of $11 million, primarily due to: (i) transaction gains/losses on intercompany balances and third-party liabilities and (ii) the gain/loss due to foreign currency exchange contracts.
Income Taxes
Provision for income taxes was $39 million and $8 million for the three months ended March 31, 2025 and 2024, respectively, an unfavorable change of $31 million.
Our effective income tax rate for the three months ended March 31, 2025 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowances on entities for which no tax benefit of losses is expected, (ii) the tax provision generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of certain tax matters associated with the filing of certain tax returns.
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
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Surgical and Pharmaceuticals products.
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, Asset impairments, Restructuring, integration, separation costs, and Other expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. See Note 18, “SEGMENT INFORMATION” to our unaudited interim Condensed Consolidated Financial Statements for a reconciliation of segment profit to Loss before income taxes.

The following table presents segment revenues, segment revenues as a percentage of total revenues, and the period-over-period changes in segment revenues for the three months ended March 31, 2025 and 2024. The following table also presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025		2024		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Salix	$542	24%	$499	23%	$43	9%
International	262	12%	265	12%	(3)	(1)%
Solta Medical	113	5%	88	4%	25	28%
Diversified	205	9%	202	9%	3	1%
Bausch + Lomb	1,137	50%	1,099	52%	38	3%
Total revenues	$2,259	100%	$2,153	100%	$106	5%

Segment Profits / Segment Profit Margins
Salix	$371	68%	$329	66%	$42	13%
International	85	32%	87	33%	(2)	(2)%
Solta Medical	53	47%	40	45%	13	33%
Diversified	127	62%	114	56%	13	11%
Bausch + Lomb	180	16%	242	22%	(62)	(26)%
Total segment profits	$816	36%	$812	38%	$4	—%
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

The following table presents a reconciliation of GAAP revenues to organic revenues (non-GAAP) and the period-over-period changes in organic revenue (non-GAAP) for the three months ended March 31, 2025 and 2024 by segment.

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Acquisitions	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)								Amount	Pct.
Salix	$542	$—	$—	$542	$499	$10	$509	$33	6%
International	262	14	—	276	265	(3)	262	14	5%
Solta Medical	113	4	—	117	88	—	88	29	33%
Diversified	205	—	—	205	202	2	204	1	—%
Bausch + Lomb	1,137	19	(6)	1,150	1,099	(1)	1,098	52	5%
Total	$2,259	$37	$(6)	$2,290	$2,153	$8	$2,161	$129	6%
Salix Segment:
Salix Segment Revenue
The Salix segment includes our Xifaxan® product line. Revenues from our Xifaxan® product line currently accounts for approximately 85% of the Salix segment revenues. No other single product group represents 10% or more of the Salix segment product sales. Salix segment revenue for the three months ended March 31, 2025 and 2024 was $542 million and $499 million, respectively, an increase of $43 million, or 9%. The increase was primarily attributable to: (i) an increase in net realized pricing of $20 million, primarily attributable to Xifaxan®, (ii) an increase in volumes of $13 million and (iii) the $10 million impact from the discontinuation of certain non-promoted products which negatively impacted our revenues in 2024.
Salix Segment Profit
The Salix segment profit for the three months ended March 31, 2025 and 2024 was $371 million and $329 million, respectively, an increase of $42 million, or 13%. The increase was primarily driven by: (i) higher contribution attributable to the increase in revenues as previously discussed and (ii) lower R&D expenses, partially offset by an increase in general and administrative expenses.
International Segment:
International Segment Revenue
The International segment has a diversified product line with no single product group representing 10% or more of its product sales. The International segment revenue was $262 million and $265 million for the three months ended March 31, 2025 and 2024, respectively, a decrease of $3 million, or 1%. The decrease was primarily attributable to: (i) the unfavorable impact of foreign currencies of $14 million and (ii) the impact of divestitures and discontinuations of $3 million, partially offset by: (i) an increase in net realized pricing of $10 million and (ii) an increase in volumes of $4 million.
International Segment Profit
The International segment profit for the three months ended March 31, 2025 and 2024 was $85 million and $87 million, respectively, a decrease of $2 million, or 2%. and was primarily driven by a decrease in revenues.
Solta Medical Segment:
Solta Medical Segment Revenue
The Solta Medical segment includes the Thermage® product line, which accounted for over 80% of the Solta Medical segment revenues. The Solta Medical segment revenue for the three months ended March 31, 2025 and 2024 was $113 million and $88 million, respectively, an increase of $25 million, or 28%. The increase was primarily attributable to an increase in volumes of $34 million, partially offset by: (i) a decrease in net realized pricing of $5 million and (ii) the unfavorable impact of foreign currencies of $4 million.
Solta Medical Segment Profit
The Solta Medical segment profit for the three months ended March 31, 2025 and 2024 was $53 million and $40 million, respectively, an increase of $13 million, or 33%. The increase was primarily driven by higher contribution attributable to the increase in revenues as previously discussed, partially offset by higher selling, advertising and promotion expenses.

Diversified Segment:
Diversified Segment Revenue
The Diversified segment revenue for the three months ended March 31, 2025 and 2024 was $205 million and $202 million, respectively, an increase of $3 million, or 1%. The increase was primarily driven by the increase in net realized pricing of $12 million, primarily in our Neurology business, partially offset by a decrease in volumes of $11 million, primarily in our Neurology business.
Diversified Segment Profit
The Diversified segment profit for the three months ended March 31, 2025 and 2024 was $127 million and $114 million, respectively, an increase of $13 million, or 11%. The increase was primarily driven by: (i) higher contribution attributable to the increase in revenues as previously discussed and (ii) lower SG&A expenses.
Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment revenue was $1,137 million and $1,099 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $38 million, or 3%. The increase was primarily driven by: (i) an increase in volumes of $63 million across all Bausch + Lomb businesses and (ii) incremental sales attributable to acquisitions of $6 million, primarily within the Surgical business, partially offset by: (i) the unfavorable impact of foreign currencies of $19 million, (ii) a decrease in net realized pricing of $11 million, primarily driven by the Pharmaceuticals business and (iii) the impact of divestitures and discontinuations of $1 million, related to the discontinuation of certain products within the Vision Care business.
Bausch + Lomb Segment Profit
The Bausch + Lomb segment profit for the three months ended March 31, 2025 and 2024 was $180 million and $242 million, respectively, a decrease of $62 million, or 26%. The decrease was primarily attributable to: (i) an increase in selling expenses and advertising and promotion expenses, primarily related to MIEBO®, and (ii) charges associated with the voluntary recall of certain enVista IOL products of $15 million as previously discussed, partially offset by the increase in revenues as previously discussed.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Months Ended March 31,
(in millions)	2025	2024	Change
Net loss	$(86)	$(77)	$(9)
Adjustments to reconcile net loss to net cash provided by operating activities	362	323	39
Cash provided by operating activities before changes in operating assets and liabilities	276	246	30
Changes in operating assets and liabilities	(65)	(35)	(30)
Net cash provided by operating activities	211	211	—
Net cash used in investing activities	(130)	(73)	(57)
Net cash used in financing activities	(146)	(340)	194
Effect of exchange rate changes on cash, cash equivalents and restricted cash	21	(5)	26
Net decrease in cash, cash equivalents and restricted cash	(44)	(207)	163
Cash, cash equivalents and restricted cash, beginning of period	1,201	962	239
Cash, cash equivalents and restricted cash, end of period	$1,157	$755	$402
Operating Activities
Net cash provided by operating activities was $211 million for each of the three months ended March 31, 2025 and 2024.
Cash provided by operating activities before changes in operating assets and liabilities was $276 million and $246 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $30 million and is primarily attributable to improved operating performance as previously discussed, partially offset by: (i) payment of $28 million of acquired in-process research and development costs in 2025 related to Bausch + Lomb’s acquisition of Whitecap Biosciences as previously discussed, and (ii) higher Payments of accrued legal settlements.
Changes in operating assets and liabilities resulted in net decreases in cash of $65 million and $35 million for the three months ended March 31, 2025 and 2024, respectively, an unfavorable change of $30 million. During the three months ended March 31, 2025, Changes in operating assets and liabilities were unfavorably impacted by: (i) the timing of certain payments in the ordinary course of business of $145 million and (ii) an increase in inventories of $30 million, partially offset by the favorable timing in the collection of trade receivables of $110 million. During the three months ended March 31, 2024, changes in operating assets and liabilities were unfavorably impacted by: (i) an increase in inventories of $144 million and (ii) timing of collection of trade receivables of $63 million, partially offset by the unfavorable impact of the timing of certain payments in the ordinary course of business of $172 million.
Investing Activities
Net cash used in investing activities was $130 million for the three months ended March 31, 2025 and was primarily driven by Purchases of property, plant and equipment and B+L acquisitions and other investments.
Net cash used in investing activities was $73 million for the three months ended March 31, 2024 and was primarily driven by purchases of property, plant and equipment.
Financing Activities
Net cash used in financing activities was $146 million for the three months ended March 31, 2025 and was primarily driven by the repayment of long-term debt of $168 million which includes: (i) $127 million of contractual interest payments on the 2022 Secured Notes allocated to the reduction of the recorded premiums and (ii) $41 million of amortization payments related to our term loan facilities, partially offset by $50 million of additional borrowings under the B+L Revolving Credit Facility.
Net cash used in financing activities was $340 million for the three months ended March 31, 2024 and was primarily driven by the repayment of long-term debt of $390 million which includes: (i) the repurchase and retirement of certain outstanding senior unsecured notes in the open market with aggregate par value of $250 million for approximately $238 million, (ii) $50 million of repayments under the B+L Revolving Credit Facility, (iii) $39 million of contractual interest payments on the 2022 Secured Notes allocated to the reduction of the recorded premiums, as discussed above, (iv) $38 million of amortization payments on our term loan facilities and (v) repayments of $25 million under our AR Credit Facility, partially offset by $75 million of additional borrowings under the B+L Revolving Credit Facility.
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
Cash, cash equivalents and restricted cash as presented in the Condensed Consolidated Balance Sheet as of March 31, 2025 includes $215 million of cash, cash equivalents and restricted cash held by legal entities of Bausch + Lomb. Cash held by Bausch + Lomb legal entities and any future cash from the operating, investing and financing activities of Bausch + Lomb is expected to be retained by Bausch + Lomb entities and is generally not available to support the operations, investing and financing activities of other legal entities, including Bausch Health unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders.
As a result of the April 2025 Refinancing Transactions, as discussed in the section titled “— Overview — Focus on Core Businesses — Effectively Managing our Capital Structure — April 2025 Refinancing Transactions” above, the maturities of our principal balances of debt obligations as of April 8, 2025 were as follows:

(in millions)	Remainder of 2025	2026	2027	2028	2029	2030	2031 and 2032	Total
Total debt obligations	$45	$672	$3,675	$6,199	$1,640	$3,995	$4,863	$21,089
We regularly evaluate market conditions, our liquidity profile and available financing alternatives and may consider executing opportunistic financing transactions, including but not limited to, refinancing or restructuring consolidated indebtedness, issuing new debt instruments, divesting of assets or businesses and issuing equity or equity-linked securities (including secondary offerings or other monetization of a portion of our holdings of common shares of Bausch + Lomb), as deemed appropriate, to manage our debt maturities and to improve our capital structure and liquidity.
Our ability to satisfy our debt obligations will depend principally upon our future operating performance, as well as our continuing efforts to improve our balance sheet. Our ability to restructure or refinance our debt, should we elect to do so, will depend on the capital markets and our financial condition at such times. Additional information about these factors can be found in Item 1A. “Risk Factors – Debt-related Risks” of Part II of this Quarterly Report on Form 10-Q and in Item 1A. “Risk Factors – Debt-related Risks” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC and the CSA on February 19, 2025.
Long-term Debt
Long-term debt, net of unamortized premiums, discounts and issuance costs was $21,510 million and $21,616 million as of March 31, 2025 and December 31, 2024, respectively. Aggregate contractual principal amounts due under our debt obligations were $20,489 million and $20,480 million as of March 31, 2025 and December 31, 2024, respectively, an increase of $9 million.
2025 Senior Secured Credit Facilities
On April 8, 2025, a subsidiary of the Company, 1261229 B.C. Ltd. (the “Issuer”) entered into a credit agreement that provides for new senior secured credit facilities (the “2025 Credit Agreement”) consisting of a five-year senior secured revolving credit facility in an amount of $500 million due April 8, 2030 (the “2030 Revolving Credit Facility”) and a $3,000 million 5.5-year senior secured term loan B facility due October 8, 2030 (the “2030 Term Loan B Facility” and together with the 2030 Revolving Credit Facility, the “2025 Senior Secured Credit Facilities”).
Borrowings under the 2030 Term Loan B Facility bear interest, with respect to U.S. dollar borrowings, based on the Company’s election of either (1) an alternate base rate equal to the highest of: (i) the prime rate then in effect, (ii) the greater of the federal funds effective rate and the overnight bank funding rate (each subject to a 0% floor), plus 0.500% and (iii) the Term SOFR Rate (as defined in the 2025 Credit Agreement) for a one-month interest period, plus 1.000%, subject to a 1.000% floor, plus the Applicable Rate (as defined in the 2025 Credit Agreement) or (2) the Term SOFR Rate for the applicable interest period, subject to a 0% floor, plus the Applicable Rate. The Applicable Rate in connection with a borrowing under the 2030 Term Loan B Facility is 5.25% per annum for alternate base rate borrowings and 6.25% per annum for Term SOFR Rate borrowings.
The 2030 Revolving Credit Facility will mature on the earlier of April 8, 2030 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company or the Issuer in an aggregate principal amount in excess of $1,000 million. Borrowings under the 2030 Revolving Credit Facility can be made in U.S. dollars, Canadian dollars or Euros.
Borrowings under the 2030 Revolving Credit Facility bear interest, with respect to U.S. dollar borrowings, based on the Company’s election of either (1) an alternate base rate equal to the Applicable Rate plus the highest of: (i) the prime rate then in effect, (ii) the greater of the federal funds effective rate and the overnight bank funding rate (each subject to a 0% floor), plus 0.500% and (iii) the Adjusted Term SOFR Rate (as defined in the 2025 Credit Agreement) for a one-month interest period (subject to a 0% floor), plus 1.000%, plus the Applicable Rate or (2) the Adjusted Term SOFR Rate for the applicable interest period (subject to a 0% floor), plus the Applicable Rate.
Borrowings under the 2030 Revolving Credit Facility bear interest, with respect to Canadian Dollar borrowings, based on the Company’s election of either (1) the Canadian Overnight Repo Rate Average (“Term CORRA”) plus 0.29547% for a one month interest period or 0.32138% for a three-month interest period (subject to a 0% floor), plus the Applicable Rate or (2) a rate equal to the highest of: (i) the Canadian prime rate then in effect and (ii) the annual rate of interest equal to the sum of the (x) Term CORRA rate plus 0.29547% for a one month interest period and (y) 1.00% (each subject to a 1.00% floor), plus the Applicable Rate.
Borrowings under the 2030 Revolving Credit Facility bear interest, with respect to Euro borrowings, based on the adjusted EURIBOR Screen Rate, (as defined in the 2025 Credit Agreement), subject to a 0% floor, for any applicable interest period plus the Applicable Rate.
The Applicable Rate in connection with alternate base rate borrowings, Canadian prime rate loans and swingline loans is 3.25% and in connection with Adjusted Term SOFR Rate loans, Adjusted EURIBOR Rate loans and Adjusted Term CORRA Rate loans is 4.25%; provided that, in connection with any borrowing, the Applicable Rate is subject to two 0.250% step-downs subject to compliance with a Blended First Lien Leverage Ratio (as defined in the 2025 Credit Agreement) of equal to or less than 2.6:1.00 and equal to or less than 2.1:1.00, respectively. In addition, the Company is required to pay commitment fees of 0.50% per annum in respect of the unutilized commitments (but in the case of swingline loans, whether utilized or unutilized) under the 2030 Revolving Credit Facility, payable quarterly in arrears, subject to two 0.125% step-downs subject to compliance with a Blended First Lien Leverage Ratio of equal to or less than 2.6:1.00 and equal to or less than 2.1:1.00, respectively. The Company is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the Applicable Rate in connection with Adjusted Term SOFR Rate loans, Adjusted EURIBOR Rate loans and Adjusted Term CORRA Rate loans under the 2030 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees (not to exceed 0.125% per annum) for the issuance of letters of credit and agency fees.
The Issuer is permitted to voluntarily prepay outstanding loans under the 2030 Term Loan B Facility, in whole or in part, without premium or penalty subject to customary “breakage” costs. The 2030 Term Loan B Facility includes a 100% net cash proceeds sweep, on a pro rata basis with obligations under the 2032 Senior Secured Notes, in connection with (i) the receipt of net cash proceeds from the sale of Bausch + Lomb Share Collateral, (ii) the receipt of any dividends, distributions or other amounts on account of such Bausch + Lomb Share Collateral, (iii) incurrence of indebtedness that is not otherwise permitted, (iv) certain asset sales or other dispositions of any property of the Company or its restricted subsidiaries and certain casualty or condemnation events (subject to reinvestment rights and with any prepayments to be shared ratably with the 11.00% First Lien Notes due September 2028, the 2028 Senior Secured Notes and the 2032 Senior Secured Notes) and (v) cash of the Issuer from payments under certain intercompany obligations after funding principal and interest payments (including for the subsequent six months) under the 2025 Credit Agreement and the 2032 Senior Secured Notes.
The 2030 Term Loan B Facility will mature October 8, 2030. The amortization rate for the 2030 Term Loan B Facility is 1.00% per annum, or $30 million, payable in quarterly installments beginning on September 30, 2025. The Issuer may direct that prepayments be applied to such amortization payments in order of maturity. The mandatory quarterly amortization payments for the 2030 Term Loan B Facility will be $158 million through October 2030.
The 2025 Credit Agreement provides for an accordion feature that allows the Issuer, on one or more occasions prior to December 31, 2025, to increase the size of the 2030 Term Loan B Facility, add one or more incremental term loan facilities or incur incremental equivalent debt in an aggregate amount not to exceed $1,600 million less the amount of any Drop Down Debt (as defined in the 2025 Credit Agreement) originally incurred (whether or not such Drop Down Debt remains outstanding at the time of such incurrence of incremental term loan facilities or incremental equivalent debt), secured by the collateral on a pari passu basis with the 2030 Term Loan B Facility and the 2030 Revolving Credit Facility. The incurrence of such incremental term loan facilities or incremental equivalent debt is subject to customary conditions, including that a specified amount of Bausch + Lomb shares are added to the Bausch + Lomb Share Collateral based on the amount of such incremental term loan facilities or incremental equivalent debt incurred. In addition, the Issuer and the guarantors shall be able to incur junior lien or unsecured indebtedness in an amount such that after giving effect to the incurrence of any such debt, the Company would be in compliance, on a pro forma basis after giving effect to such incurrence of such indebtedness, with either a (i) Fixed Charge Coverage Ratio that is no less than 2.00 to 1.00 or (ii) Total Leverage Ratio that is no greater than 6.50 to 1.00, in each case, subject to customary terms and conditions, and with such ratios as defined in the 2025 Credit Agreement.
The 2030 Revolving Credit Facility, which is part of the 2025 Credit Agreement, also contains financial maintenance covenants, that require the Company to maintain (1) a Blended First Lien Leverage Ratio (as defined in the 2025 Credit Agreement) of not greater than (i) 4.25:1.00, prior to the Covenant Step Up Date (as defined in the 2025 Credit Agreement) and (ii) 5.75:1.00 on and after such date and (2) minimum liquidity of not less than $400 million on or after the Covenant Step Up Date.
Senior Secured Credit Facilities under the B+L Credit Agreement
On May 10, 2022, Bausch + Lomb entered into a credit agreement (the “B+L Credit Agreement”, and the credit facilities thereunder, the “B+L Credit Facilities”). Prior to the B+L September 2023 Credit Facility Amendment (as defined below), the B+L Credit Agreement provided for a term loan of $2,500 million with a five-year term to maturity (the “B+L May 2027 Term Loan B Facility”) and a five-year revolving credit facility of $500 million (the “B+L Revolving Credit Facility”).
B+L Senior Secured Notes and B+L Term Loan B Facility
On September 29, 2023, Bausch + Lomb entered into an incremental term loan facility secured on a pari passu basis with its existing B+L May 2027 Term Loan B Facility. This incremental term loan facility was entered into in the form of an incremental amendment (the “September 2023 Credit Facility Amendment”) to the existing B+L Credit Agreement (the B+L Credit Agreement, as amended by the September 2023 Credit Facility Amendment, the “Initial B+L Amended Credit Agreement”) and consisted of borrowings of $500 million in new term B loans with a five-year term to maturity (the “B+L September 2028 Term Loan B Facility”).

On November 1, 2024, Bausch + Lomb entered into an additional incremental term loan facility secured on a pari passu basis with its existing B+L May 2027 Term Loan B Facility and B+L September 2028 Term Loan B Facility. This incremental term loan facility was entered into in the form of an incremental amendment (the “November 2024 Credit Facility Amendment”) to the Initial B+L Amended Credit Agreement (the Initial B+L Amended Credit Agreement, as amended by the November 2024 Credit Facility Amendment, the “B+L Second Amended Credit Agreement”) and consisted of borrowing $400 million of new term loans with a maturity of May 2027 (the “B+L May 2027 Incremental Term Loan B Facility” and, together with the B+L September 2028 Term Loan B Facility and the B+L May 2027 Term Loan B Facility, the “B+L Term Facilities”, and the B+L Term Facilities, together with the B+L Revolving Credit Facility, the “B+L Senior Secured Credit Facilities”). The proceeds from the B+L May 2027 Incremental Term Loan B Facility were used to repay revolving loans outstanding under the B+L Amended Credit Agreement and for general corporate purposes.
The B+L Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The B+L Term Facilities are denominated in U.S. dollars, and borrowings under the B+L Revolving Credit Facility may be made available in U.S. dollars, euros, pounds sterling (and, subject to the B+L Suspension of Rights Agreement, Canadian dollars). As of March 31, 2025, the B+L Revolving Credit Facility had $160 million of outstanding borrowings, $36 million of issued and outstanding letters of credit and $304 million of remaining availability.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for additional details.
Accounting for the 2022 Exchange
During September 2022, the Company closed a series of transactions whereby it exchanged (the “2022 Exchange”) validly tendered senior unsecured notes for newly issued secured notes (the “2022 Secured Notes”). The Company performed an assessment of the 2022 Exchange and determined that it met the criteria to be accounted for as a troubled debt restructuring under Accounting Standards Codification 470-60. As a result of the application of this accounting, the difference between the principal amount of the 2022 Secured Notes and their carrying value was recorded as a premium and is included in long-term debt on the Company’s Condensed Consolidated Balance Sheet.
The original premium recorded on the 2022 Secured Notes was $1,835 million, which will be reduced as contractual interest payments are made on the 2022 Secured Notes. The portion of each contractual interest payment allocated to reduce the recorded premium is determined as the difference between the payment due and the calculated interest at the effective interest rate of the underlying carry amount of the associated note. During the three months ended March 31, 2025 and 2024, the Company made contractual interest payments of $143 million and $45 million, respectively, related to the 2022 Secured Notes, of which $127 million and $39 million, respectively, was recorded as a reduction of the premium.
The following table presents the future scheduled contractual interest payments of our 11.00% First Lien Secured Notes due 2028 and 14.00% Second Lien Secured Notes due 2030 (together, the “2022 Remaining Secured Notes”). Contractual interest payments of the 2022 Remaining Secured Notes will be allocated to the reduction of the recorded premium and interest expense as presented below. The amount of interest which reduces the recorded premium will be reported as a financing activity in the Consolidated Statements of Cash Flows. The 9.00% Intermediate Holdco Senior Secured Notes have not been included in the table below as they were refinanced as part of the April 2025 Refinancing Transactions. The accounting conclusions regarding the April 2025 Refinancing Transactions have not been finalized and therefore it is possible that additional premiums may be recorded in connection with certain of the debt issued as part of this refinancing.

(in millions)	Remainder of 2025	2026	2027	2028	2029	2030	Total
Interest payments:
11.00% First Lien Secured Notes due 2028	$98	$195	$195	$195	$—	$—	$683
14.00% Second Lien Secured Notes due 2030	49	49	49	49	49	50	295
	$147	$244	$244	$244	$49	$50	$978
Interest payments recorded as:
Interest expense	$15	$24	$22	$20	$3	$4	$88
Reduction of recorded premium	132	220	222	224	46	46	890
	$147	$244	$244	$244	$49	$50	$978

Senior Secured Notes
2032 Senior Secured Notes
The 2032 Senior Secured Notes are: (i) secured, subject to customary limitations, by a first priority lien on substantially all of the assets of the Issuer, including a pledge of 185,468,421 common shares of Bausch + Lomb owned by the Issuer (representing 52.5% of the outstanding common shares of Bausch + Lomb as of April 8, 2025) and (ii) jointly and severally guaranteed by (x) the Company and subsidiaries of the Company that guarantee the Existing Senior Notes (the “BHC Existing Note Guarantors”), with such guarantees secured by the assets of such guarantors, subject to customary limitations, by a first-priority lien that ranks pari passu with the liens securing the Company’s Existing Senior Secured Notes and the 2025 Credit Agreement and (y) certain subsidiaries of the Company that do not guarantee the Company’s Existing Senior Notes (the “NumberCo Note Guarantors” and, together with the BHC Existing Note Guarantors, the “Note Guarantors”), with such guarantees secured by the assets of the NumberCo Note Guarantors (including the Bausch + Lomb Share Collateral) and the assets of the BHC Existing Note Guarantors, subject to customary limitations, by a first-priority lien that ranks pari passu with the liens securing the 2025 Credit Agreement.
The 2032 Senior Secured Notes are redeemable at the option of the Issuer, in whole or in part, at any time on or after April 15, 2028, at the redemption prices set forth in the indenture that governs the 2032 Senior Secured Notes. Prior to April 15, 2028, the Issuer may redeem all or a portion of the 2032 Senior Secured Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the date of redemption, plus a “make-whole” premium.
The 2032 Senior Secured Notes are subject to mandatory redemption upon (i) the receipt of net cash proceeds from the sale of Bausch + Lomb Share Collateral, (ii) the receipt of any dividends, distributions or other amounts on account of such Bausch + Lomb Share Collateral in excess of $50 million or (iii) the receipt of funds from any repayment of principal on certain intercompany obligations.
Upon the occurrence of a change of control (as defined in the indenture that governs the 2032 Senior Secured Notes), holders of 2032 Senior Secured Notes may require the Issuer to repurchase such holder’s 2032 Senior Secured Notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to, but not including, the purchase date applicable to the 2032 Senior Secured Notes.
Existing Senior Secured Notes
Senior secured notes issued prior to 2025 (the “Existing Senior Secured Notes”) are guaranteed by all of the Company’s subsidiaries that are BHC Existing Note Guarantors (together, the “BHC Existing Guarantors”). The Issuer and its direct parent, 153NumberCo are non-guarantor restricted subsidiaries with respect to the Company’s Existing Senior Secured Notes.
The Existing Senior Secured Notes and the applicable guarantees rank equally in right of repayment with all of the Company’s and the BHC Existing Guarantors’ respective existing and future unsubordinated indebtedness and senior to the Company’s and the BHC Existing Guarantors’ respective future subordinated indebtedness. The Existing Senior Secured Notes and the applicable guarantees related thereto are effectively pari passu with the Company’s and the BHC Existing Guarantors’ respective existing and future indebtedness secured by a first priority lien on the collateral securing the Existing Senior Secured Notes and effectively senior to the Company’s and the BHC Existing Guarantors’ respective existing and future indebtedness that is unsecured, including the existing senior unsecured notes (the “Senior Unsecured Notes”), or that is secured by junior liens, in each case to the extent of the value of the collateral that secures the Existing Senior Secured Notes. In addition, the Existing Senior Secured Notes are structurally subordinated to: (i) all liabilities of any of the Company’s subsidiaries that do not guarantee the Existing Senior Secured Notes (including 153NumberCo and its subsidiaries, including the Issuer) and (ii) any of the Company’s debt that is secured by assets that are not collateral (including the common shares of Bausch + Lomb owned by the Issuer).
Upon the occurrence of a change in control (as defined in the indentures that govern the Existing Senior Secured Notes), holders of the Existing Senior Secured Notes may require the Company to repurchase such holder’s Existing Senior Secured Notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to, but not including, the purchase date applicable to the Existing Senior Secured Notes.
Senior Unsecured Notes
The Senior Unsecured Notes (as defined in Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements) issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the 2022 Amended Credit Agreement (as defined in Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements). The Senior Unsecured Notes issued by BHA are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the 2022 Amended Credit Agreement. Future subsidiaries of the Company and BHA, if any, may be required to guarantee the Senior Unsecured Notes. In connection with the closing of the B+L IPO, the discharge of the April 2025 Unsecured Notes Indenture and the related release under the 2022 Amended Credit Agreement, the guarantees and related security provided by Bausch + Lomb and its subsidiaries in respect of the Existing Senior Notes (as defined in Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements) of the Company and BHA were released. On a non-consolidated basis, the non-guarantor subsidiaries under the indentures that govern the Company’s Existing Senior Notes had total assets of $16,289 million and total liabilities of $9,031 million as of March 31, 2025, and revenues of $1,320 million and operating loss of $87 million for the three months ended March 31, 2025.
Upon the occurrence of a change in control (as defined in the indentures that govern the Senior Unsecured Notes), holders of the Senior Unsecured Notes may require the Company or BHA, as applicable, to repurchase such holder’s Senior Unsecured Notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the purchase date applicable to the Senior Unsecured Notes.
Accounts Receivable Credit Facility
On June 30, 2023, we entered into the AR Credit Facility with certain third-party lenders, providing for a non-recourse financing facility collateralized by certain of the Company’s accounts receivable. The AR Facility Agreement (as defined in Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements) provides for an up to $600 million facility, subject to certain borrowing base tests. Under the AR Credit Facility, a special purpose entity, as borrower (the “Borrower”) purchases accounts receivable, originated by a wholly-owned subsidiary of Bausch Health, which collateralize borrowings under the AR Credit Facility. The Borrower is a bankruptcy remote entity that is unrestricted under the Company’s debt covenants, and which is consolidated by the Company.
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
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for additional details.
Availability Under Revolving Credit Facilities
As of April 30, 2025, there were no outstanding borrowings, $24 million of issued and outstanding letters of credit and approximately $476 million of remaining availability under the 2030 Revolving Credit Facility.
As of April 30, 2025, we have $300 million of outstanding borrowings, in the aggregate under the AR Credit Facility, and the AR Facility Agreement provides for up to an additional $300 million of availability, subject to certain borrowing base tests.
As of April 30, 2025, there were $230 million of outstanding borrowings, $36 million of issued and outstanding letters of credit and $234 million of remaining availability under the B+L Revolving Credit Facility. Absent the payment of a dividend, which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders, proceeds from the B+L Revolving Credit Facility are not available to fund the operations, investing and financing activities of any other subsidiaries of Bausch Health.
Covenant Compliance
The Company, based on its current forecast, expects to remain in compliance with the financial maintenance covenants related to the 2030 Revolving Credit Facility and to meet its debt service obligations for at least the twelve months following the date of issuance of this Form 10-Q.
Any inability to comply with the covenants under the terms of our 2025 Credit Agreement, Senior Secured Notes indentures or Senior Unsecured Notes indentures could lead to a default or an event of default for which we may need to seek relief from our lenders and noteholders in order to waive the associated default or event of default and avoid a potential acceleration of the related indebtedness or cross-default or cross-acceleration to other debt. There can be no assurance that we would be able to obtain such relief on commercially reasonable terms or otherwise and we may be required to incur significant additional costs. In addition, the lenders under our 2025 Credit Agreement, holders of our Senior Secured Notes and holders of our Senior Unsecured Notes may impose additional operating and financial restrictions on us as a condition to granting any such waiver.

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
As of March 31, 2025, Bausch + Lomb was in compliance with the financial and other covenants related to its debt obligations, and, based on its current forecast for the twelve months from the date of issuance of this Form 10-Q, expects to remain in compliance with its financial covenants and meet its debt service obligations over that same period. However, as discussed in the “Forward-Looking Statements” section of this Form 10-Q, there can be no assurance of Bausch + Lomb’s ability to comply with, or if necessary, obtain a waiver or amendment of, the financial and other covenants contained in the B+L Amended Credit Agreement.
Weighted Average Interest Rate
The accounting for the 2022 Exchange results in the 2022 Secured Notes being carried at a premium relative to their principal amount and will result in no interest expense to be recorded in our financial statements for a significant portion of the 2022 Secured Notes. Therefore, interest expense recorded in our financial statements will differ significantly from the contractual interest rates of our debt. As of March 31, 2025, the weighted average interest rate of our debt as reported in our financial statements was 6.21% and the weighted average stated rate of interest was 7.71%.
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
Credit Rating
As of April 30, 2025, the credit ratings and outlook from Moody’s, Standard & Poor’s and Fitch for certain outstanding obligations of the Company were as follows:

	Bausch Health Companies Inc.				Bausch + Lomb Corporation
Rating Agency	Corporate Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook	Corporate Rating	Senior Secured Rating	Outlook
Moody’s	Caa2	Caa1	Ca	Stable	B1	B1	Stable
Standard & Poor’s	B-	B-	CCC+	Negative	B	B	Developing
Fitch	CCC+	B	CC	No Outlook	B	BB	Rating Watch Evolving
Bausch Health Companies Inc. - On March 19, 2025, Standard & Poor’s raised its corporate rating to B- from CCC+ and senior unsecured rating to CCC+ from CCC. On April 17, 2025, Fitch raised its corporate rating to CCC+ from CCC and senior unsecured rating to CC from C following the April 2025 Refinancing Transactions which addressed our upcoming debt maturities.
Bausch + Lomb - On March 19, 2025, Standard & Poor’s upgraded its ratings assigned to Bausch + Lomb’s Corporate Rating from B- to B, its Senior Secured Rating from B- to B and changed its outlook from Positive to Developing. On March 20, 2025, Moody’s initiated a rating assigned to Bausch + Lomb’s Corporate Rating of B1. On April 17, 2025, Fitch upgraded its ratings assigned to Bausch + Lomb’s Corporate Rating from B- to B and its Senior Secured Rating from BB- to BB.
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
A substantial portion of our cash requirements for the remainder of 2025 are for debt service. Our other future cash requirements relate to working capital, capital expenditures, business development transactions (contingent consideration), restructuring, integration, separation costs, benefit obligations and litigation settlements. In addition, we may use cash to enter into licensing arrangements and/or to make strategic acquisitions. We are considering further acquisition opportunities within our core therapeutic areas, some of which could be sizable.
In addition to our working capital requirements, as of March 31, 2025, we expect our primary cash requirements during the remainder of 2025 to include:
~~•~~Debt repayments and interest payments—After giving effect to the April 2025 Refinancing Transactions, we anticipate making mandatory maturities and amortization payments of approximately $45 million and interest payments of approximately of $1,225 million during the period April 1, 2025 through December 31, 2025. We have and, in the future, may also elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay additional amounts under our credit facilities using cash on hand, cash from operations and cash provided from other financing or refinancing actions, including the sale of equity or equity-linked securities, additional debt financings, and the monetization of a portion of our holdings of Bausch + Lomb;
•Capital expenditures—We expect to make payments of approximately $225 million for property, plant and equipment during the period April 1, 2025 through December 31, 2025; and
~~•~~Contingent consideration and milestone payments—We expect to make contingent consideration and milestone payments of approximately $33 million during the period April 1, 2025 through December 31, 2025.
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
Litigation Payments
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. As of March 31, 2025, the Company’s Condensed Consolidated Balance Sheet includes accrued loss contingencies of $310 million related to matters which are both probable and reasonably estimable, however, a reliable estimate of the period in which the remaining loss contingencies will be payable, if ever, cannot be made. Our ability to successfully defend the Company against pending and future litigation may impact future cash flows.
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
There have been no other material changes to the contractual obligations disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements and Contractual Obligations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC and the CSA on February 19, 2025.
OUTSTANDING SHARE DATA
Our common shares trade on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “BHC”.
At April 25, 2025, we had 369,550,086 issued and outstanding common shares. In addition, as of April 25, 2025, we had outstanding 6,132,476 stock options and 11,655,871 time-based restricted share units that each represent the right of a holder to receive one of the Company’s common shares, and 3,857,951 performance-based restricted share units that represent the right of a holder to receive a number of the Company’s common shares up to a specified maximum. A maximum of 7,519,597 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our financial statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies and estimates as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC and the CSA on February 19, 2025, and determined that there were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2025.
Interim Goodwill Assessment
No events occurred or circumstances changed during the three months ended March 31, 2025, that indicated that the fair value of any reporting unit might be below its respective carrying value. However, as a result of certain market conditions, macroeconomic factors and other business specific related factors that existed in 2024, the Company continues to monitor changes in the facts and circumstances which may impact the fair value of its Dermatology and Generics reporting units. If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future and any such charges could be material.
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

These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and future performance and results of current and anticipated products; anticipated revenues for our products; expected R&D and marketing spend; our expected primary cash and working capital requirements for this fiscal year and beyond; the Company’s plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; our ability to comply with the financial and other covenants contained in the 2025 Credit Agreement, senior notes indentures and the AR Facility Agreement; the ability of our subsidiary, Bausch + Lomb, to comply with the financial and other covenants contained in the B+L Senior Secured Credit Facilities and the B+L Secured Notes; the recent voluntary recall of certain of Bausch + Lomb’s enVista IOL products and the expected impact of such recall on the Bausch + Lomb business and the anticipated timing of market re-entry and return to full market supply in the U.S. and other countries; the potential actions the Company may take to help mitigate the impact of the tariffs, counter-tariffs and other trade restrictions and the success of such actions; the expected impact of the tariffs imposed by the U.S. and counter-tariffs or other retaliatory measures imposed on the U.S. by other countries and disruptions to global supply chains and other potential results as a result of these developments; expected risks of loss of patent or regulatory exclusivity; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the potential impacts of proposed health care reform measures; the anticipated effect of current market conditions and recessionary pressures in one or more of our markets; the anticipated effect of macroeconomic factors, including inflation and fluctuation in exchange rates and interest rates as a result of imposition of tariff and other trade protection measures; the anticipated impact from the ongoing conflicts between Russia and Ukraine and between Israel, Hamas and other countries and militant groups in the region; and the Company’s plan to separate its eye health business, including the costs, structure and timing of completing such separation transaction.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “strive”, “ongoing”, “likely”, “evolve”, “decrease” or “increase” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. All of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:
•the impact of economic conditions and other macroeconomic factors, including heightened inflation and interest rates, slower growth or a potential recession, which could adversely impact our revenues, expenses and resulting margins;

•the effect of current market conditions and recessionary pressures in one or more of our markets;
•ongoing litigation and potential additional litigation, claims, challenges and/or regulatory investigations challenging or otherwise relating to the B+L IPO and the B+L Separation and the costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom;
•with respect to the B+L Separation, the risks and uncertainties include, but are not limited to, the structure of the B+L Separation, the expected benefits and costs of the B+L Separation, the expected timing of completion of the B+L Separation and its manner and terms, the Company’s ability to complete the B+L Separation considering the various conditions to the completion of the B+L Separation (some of which are outside the Company’s control, including conditions related to regulatory matters and applicable shareholder and stock exchange approvals), that market or other conditions are no longer favorable to completing the B+L Separation, that a portion of Bausch Health’s ownership of Bausch + Lomb is pledged as collateral securing the 2025 Credit Agreement and the 2032 Senior Secured Notes, that the Xifaxan® Generics Litigation (see “Xifaxan® Paragraph IV Proceedings” of Note 17,

“LEGAL PROCEEDINGS” to our unaudited interim Condensed Consolidated Financial Statements) may affect the timing of, or our ability to complete the B+L Separation, that applicable shareholder, stock exchange, regulatory or other approvals are not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the B+L Separation, diversion of management time on separation transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the separation transaction, the qualification (if required based on the structure of any B+L Separation) of the separation transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability (if required based on the structure of any B+L Separation) of the Company and the separated entity to satisfy the conditions required to maintain the tax-free status of the B+L Separation (some of which are beyond their control), limitations on the Company’s ability to sell a portion of the Company’s interest in Bausch + Lomb in order to maintain (if required based on the structure of any B+L Separation) the tax-free status of the B+L Separation (including due to dilution from B+L’s issuance of share-based compensation awards), other potential tax or other liabilities that may arise as a result of the B+L Separation, the potential dissynergy costs resulting from the B+L Separation, the impact of the B+L Separation on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that any B+L Separation will occur at all, or that any such transaction will occur on the timelines anticipated by the Company;
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
•our ability to comply with the financial and other covenants contained in our senior notes indentures, the 2025 Credit Agreement, the AR Credit Facility and other current or future credit and/or debt agreements or amendments thereto, including the ability of Bausch + Lomb to comply with or, if necessary, obtain a waiver or amendment of, the financial and other covenants and obligations under the B+L Senior Secured Credit Facilities and the B+L Secured Notes, restrictions and prohibitions such covenants impose or may impose on the way we conduct our business, including prohibitions on incurring additional debt if certain financial covenants are not met, limitations on the amount of additional obligations we are able to incur pursuant to other covenants, our ability to draw under our 2030 Revolving Credit Facility, Bausch + Lomb’s ability to draw down under the revolving credit facility under the B+L Credit Agreement and restrictions on our ability to make certain investments and other restricted payments;
•any default under the terms of our senior notes indentures or the 2025 Credit Agreement (and other current or future credit and/or debt agreements or amendments thereto) or under the terms of B+L’s Senior Secured Credit Facilities and the B+L Secured Notes, and our ability or Bausch + Lomb’s ability, if any, to cure or obtain waivers of such default;
•any downgrade or additional downgrade by rating agencies in our or Bausch + Lomb’s credit ratings, which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances;
•our ability to generate cash in order to service our debt;
•any reductions in, or changes in the assumptions used in, our forecasts for fiscal year 2025 or beyond, including as a result of current market and economic conditions in one or more of our markets, which could lead to, among other things: (i) a failure to meet the financial and/or other covenants contained in the 2025 Credit Agreement, senior notes indentures and/or the B+L Credit Agreement (and other current or future credit and/or debt agreements) and/or (ii) impairment in the goodwill associated with certain of our reporting units or impairment charges related to certain of our products or other intangible assets, which impairments could be material;
•changes in the assumptions used in connection with our impairment analyses or assessments, which would lead to a change in such impairment analyses and assessments and which could result in an impairment in the goodwill associated with any of our reporting units or impairment charges related to certain of our products or other intangible assets;
•risks and uncertainties relating to Bausch + Lomb’s acquisitions and other business development transactions that they may pursue, seek to complete/or complete (such as the acquisition of XIIDRA® and certain other ophthalmology assets, and recent acquisitions of TearLab Corporation, d/b/a Trukera Medical, Elios Vision, Inc. and Whitecap Biosciences, LLC), including risks that Bausch + Lomb may not realize the expected benefits of such acquisitions and transactions on a timely basis or at all, risks that pipeline products acquired may not be commercialized as anticipated, and risks relating to any increased levels of debt as a result of debt incurred to finance certain of these acquisitions and transactions;
•the uncertainties associated with the acquisition and launch of new products, assets and businesses including, but not limited to, our ability to provide the time, resources, expertise and funds required for the commercial launch of new products, the acceptance and demand for new products, and the impact of competitive products and pricing, which could lead to material impairment charges;
•factors associated with Bausch + Lomb’s recent voluntary recall of certain of its enVista IOL products, including the timing of market reentry and return to full market supply, the success of the enhanced inspection protocols and more explicit standards for third-party suppliers that Bausch + Lomb has implemented for IOLs and any additional actions that may be taken by Bausch + Lomb and/or applicable regulatory authorities with respect to the recall or as part of the return to market of these products;
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
•our ability to effectively operate and grow our businesses in light of the challenges that the Company has faced and market conditions, including with respect to its substantial debt, pending investigations and legal proceedings, scrutiny of our past pricing and other practices, limitations on the way we conduct business imposed by the covenants contained in our 2025 Credit Agreement, AR Facility Agreement, the B+L Senior Secured Credit Facilities, our senior notes indentures, the senior notes indenture of Bausch + Lomb and the agreements that govern our other indebtedness;
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
•the impact of pricing controls, social or governmental pressure to lower the cost of drugs, such as legislation including the IRA and the selection in January 2025 by Centers for Medicare & Medicaid Services of Xifaxan® for the second round of negotiation under the drug price negotiation program for initial price applicability in 2027;
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
•risks associated with the imposition of and adverse changes to the U.S. duty, tariff and other trading policies, and the counter-duties, counter-tariffs and/or other counter-measures implemented in response by other countries, which could increase our manufacturing, distribution and other operational costs due to the higher duties and tariffs and the increased economic risks and uncertainties to the global economy as a result of such tariffs and counter-tariffs and the potential trade wars and global supply chain issues that may be triggered by the tariff changes and changes in consumer habits as well;

•trade conflicts, including any current and potential future trade disputes between the between the U.S. and other countries, including China, Canada and the EU;
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
•economic factors over which the Company has no control, including inflationary pressures as a result of heightened domestic and global inflation, trade policies, or other factors, heightened interest rates, foreign currency rates, and the potential effect of such factors on revenues, expenses and resulting margins;
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
•our ability to effectively monitor and respond to expectations regarding environmental, social and governance matters; and
•risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC and the CSA on February 19, 2025, risks in Item 1A. “Risk Factors” of Part II of this Form 10-Q and risks detailed from time to time in our other filings with the SEC and the CSA, as well as our ability to anticipate and manage the risks associated with the foregoing.
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 19, 2025, under Item 1A. “Risk Factors”, under Item 1A. “Risk Factors” of Part II of this Form 10-Q and in the Company’s other filings with the SEC and the CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as indicated below under “— Interest Rate Risk” and “— Inflation Risk”, there have been no material changes to our exposures to market risks as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risks” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC and the CSA on February 19, 2025.
Interest Rate Risk
As of March 31, 2025, we had $14,551 million and $5,938 million in outstanding aggregate principal amount of fixed rate debt and variable rate debt, respectively. The estimated fair value of our issued fixed rate debt as of March 31, 2025 was $12,921 million. If interest rates were to increase by 100 basis-points, the fair value of our issued fixed rate debt would decrease by approximately $215 million. If interest rates were to decrease by 100 basis-points, the fair value of our issued fixed rate debt would increase by approximately $218 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-point increase in interest rates would have an annualized pre-tax effect of approximately $59 million in our Condensed Consolidated Statements of Operations and Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Inflation Risk
We are subject to price control restrictions on our pharmaceutical products in a number of countries in which we operate. As a result, our ability to raise prices in a timely fashion in anticipation of inflation may be limited in some markets.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information concerning legal proceedings, reference is made to Note 17, “LEGAL PROCEEDINGS” to the unaudited interim Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Item 1A. Risk Factors
Other than the amended and restated risk factors and the additional risk factors set forth below, as of the date of this Form 10-Q there are no other material changes to the risk factors as disclosed in Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC and the CSA on February 19, 2025.
Debt-related Risks
The 2025 Credit Agreement and the indentures governing our senior notes, including those issued in April 2025 by our subsidiary, 1261229 B.C. Ltd., impose restrictive covenants on us. Our failure to comply with these covenants could trigger events, which could result in the acceleration of the related debt, a cross-default or cross-acceleration to other debt, foreclosure upon any collateral securing the debt and termination of any commitments to lend, each of which would have a material adverse effect on our business, financial condition, cash flows and results of operations and would cause the market value of our common shares and/or debt securities to decline and could lead to bankruptcy or liquidation.
The 2025 Credit Agreement and the various indentures governing our senior notes, including those issued in April 2025 by our subsidiary 1261229 B.C. Ltd., contain covenants that restrict the way we conduct business and require us to satisfy certain financial tests in order to incur debt or take other actions. For example, the 2030 Revolving Credit Facility, which is part of the 2025 Credit Agreement, contains financial maintenance covenants that requires us to maintain a certain financial ratio at each fiscal quarter end and to maintain minimum amount of liquidity at each fiscal quarter end following the occurrence of a specified triggering event.
The 2025 Credit Agreement contains a specified quarterly financial maintenance covenant (consisting of a blended first lien leverage ratio with a step-up to occur on or after a specified date as defined therein). We can make no assurance that we will be able to comply with the restrictive covenants contained in the 2025 Credit Agreement and indentures in the future. Based on our current forecast for the next twelve months from the date of issuance of this Form 10-Q, we expect to remain in compliance with this financial maintenance covenant and meet our debt obligations over that same period. In the event that we perform below our forecasted levels, we may implement certain additional cost-efficiency initiatives, such as rationalization of SG&A expenses and R&D spend, in order to allow us to continue to comply with the financial maintenance covenant. The Company may consider taking other actions, including divesting other businesses, refinancing debt, issuing equity or equity-linked securities, and the monetization of a portion of its holdings of common shares of Bausch + Lomb, as deemed appropriate, to provide additional coverage in complying with the financial maintenance covenant and meeting its debt service obligations, or may negotiate with the applicable lenders for an amendment or modification to such covenant, as deemed appropriate. However, we cannot guarantee that any of the above-noted actions would be effective in enabling us to maintain compliance with our financial maintenance covenant. If we perform below our forecasted levels and the actions referenced above are not effective, we would fail to comply with our financial maintenance covenant. In that instance, we would be in default, and our lenders would be permitted to accelerate our debt unless we could obtain an amendment. If our debt was accelerated, we would not have sufficient funds to repay our debt absent a refinancing, and we cannot provide assurance that we would be able to obtain such a refinancing.
In addition, the AR Facility Agreement contains affirmative and negative covenants applicable primarily to the borrower subsidiaries thereunder, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends and other distributions, and engaging in any business other than as set forth in the AR Facility Agreement. Other debt instruments we may enter into in the future may contain additional restrictions and covenants.
Our inability to comply with the covenants in our debt instruments could lead to a default or an event of default under the terms thereof, for which we may need to seek relief from our lenders and noteholders in order to waive the associated default or event of default and avoid a potential acceleration of the related indebtedness or cross-default or cross-acceleration to other debt. There can be no assurance that we would be able to obtain such relief on commercially reasonable terms or otherwise and we may be required to incur significant additional costs. In addition, the lenders under the 2025 Credit Agreement and holders of our senior notes may impose additional operating and financial restrictions on us as a condition to granting any such waiver. If an event of default is not cured or is not otherwise waived, a majority of lenders in principal amount under the 2025 Credit Agreement or the trustee or holders of at least 25% in principal amount of a series of our senior notes may accelerate the maturity of the related debt under these agreements, foreclose upon any collateral securing the debt and terminate any commitments to lend, any of which would have a material adverse effect on our business, financial condition, cash flows and results of operations and would cause the market value of our common shares and/or debt securities to decline. Furthermore, under these circumstances, we may not have sufficient funds or other resources to satisfy all of our obligations and we may be unable to obtain alternative financing on terms acceptable to us or at all. In such circumstances, we could be forced into bankruptcy or liquidation and, as a result, investors could lose all or a portion of their investment in our securities.
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
We have a significant amount of indebtedness. For details regarding our debt and the maturity dates thereof, see Note 10, “FINANCING ARRANGEMENTS” to our unaudited Condensed Consolidated Financial Statements. Following the April 2025 Refinancing Transactions, the maturities of our principal balances of debt obligations were as follows:

(in millions)	Remainder of 2025	2026	2027	2028	2029	2030	2031 and 2032	Total
Total debt obligations	$45	$672	$3,675	$6,199	$1,640	$3,995	$4,863	$21,089
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
Our senior secured credit facilities bear interest based on a term Secured Overnight Financing Rate (“SOFR”) or U.S. Prime Rate, or Federal Funds Effective Rate (for U.S. dollar loans) and Canadian Prime Rate or Canadian Overnight Repo Rate Average (“Term CORRA”) (for Canadian dollar loans). Thus, a change in the short-term interest rate environment (especially a material change) could have an adverse effect on our business, financial condition, cash flows and results of operations (which adverse effect could be material) and could cause the market value of our common shares and/or debt securities to decline. As of March 31, 2025, we did not have any outstanding interest rate swap contracts.

Risks Relating to the B+L Separation
The B+L Separation is subject to uncertainties, which could delay or prevent the completion of the B+L Separation, cause the B+L Separation to occur on terms or conditions that are different or less favorable than originally anticipated or affect our ability to realize some or all of the anticipated benefits of the B+L Separation.
Unanticipated developments and other challenges could delay or prevent the completion of the B+L Separation (including the Distribution, as defined above), result in changes to the anticipated structure of the B+L Separation (whether by way of “butterfly reorganization” rules in Section 55 of the Canadian Tax Act, return of capital or another form of sale or transfer of the Company’s ownership interest in Bausch +Lomb), cause the B+L Separation to occur on terms or conditions that are different or less favorable than originally anticipated or affect our ability to realize some or all of the anticipated benefits of the B+L Separation. Such developments and other challenges may include possible delays in obtaining any necessary shareholder, stock exchange, regulatory or other approval or the failure to obtain any such approvals, possible delays in obtaining any required tax opinions or rulings or the failure to obtain any such tax opinions or rulings, failure to satisfy conditions, complications arising from the portion of Bausch Health’s ownership of Bausch + Lomb that is pledged as collateral under certain of the Company’s indebtedness (as of April 8, 2025, the 2025 Credit Agreement and the 2032 Senior Secured Notes), negotiating challenges, the uncertainty of the financial markets, disruptions to business and commerce induced by changes in global markets, financial and economic conditions (such as international conflicts) and changes in the law.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of equity securities by the Company during the three months ended March 31, 2025.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

4.1
Indenture, dated as of April 8, 2025, by and among 1261229 B.C. Ltd., Bausch Health Companies Inc., the other guarantors party thereto, The Bank of New York Mellon, as trustee and the notes collateral agents party thereto, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 8, 2025, which is incorporated by reference herein.

4.2	Form of Note (Included in Exhibit 4.1), originally filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 8, 2025, which is incorporated by reference herein.
4.3
Shareholder Rights Plan Agreement, dated as of April 14, 2025, by and between Bausch Health Companies Inc. and TSX Trust Company, as rights agent (which includes the Form of Rights Certificate as Schedule A thereto) originally filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed on April 15, 2025 (File No. 001-14956), which is incorporated by reference herein.

10.1
Credit Agreement, dated as of April 8, 2025, by and among 1261229 B.C. Ltd., 1530065 B.C. Ltd., Bausch Health Companies Inc., the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and other certain financial institutions, as agents and/or lenders, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2025, which is incorporated by reference herein.

10.2*	Employment Agreement dated as of June 17, 2024 between Bausch Health Companies Inc. and Aimee Lenar.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bausch Health Companies Inc. (Registrant)

Date:	April 30, 2025	/s/ THOMAS J. APPIO
Thomas J. Appio Chief Executive Officer (Principal Executive Officer)

Date:	April 30, 2025	/s/ JEAN-JACQUES CHARHON
Jean-Jacques Charhon Executive Vice President, Chief Financial Officer (Principal Financial Officer)