Form 10-Q
period 2025-06-30
Bausch Health Companies Inc.
filed 2025-07-31
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common shares, no par value — 369,790,319 shares outstanding as of July 25, 2025.

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
i

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch Health Companies Inc. and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars, references to “€” are to Euros and references to “CAD” are to Canadian dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of June 30, 2025.
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
ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,727	$1,181
Restricted cash	16	20
Trade receivables, net	2,210	2,140
Inventories, net	1,655	1,595
Prepaid expenses and other current assets	906	838
Total current assets	6,514	5,774
Property, plant and equipment, net	1,994	1,780
Intangible assets, net	5,047	5,551
Goodwill	11,298	11,087
Deferred tax assets, net	2,025	1,968
Other non-current assets	388	363
Total assets	$27,266	$26,523
Liabilities
Current liabilities:
Accounts payable	$627	$589
Accrued and other current liabilities	3,469	3,489
Current portion of long-term debt	879	2,674
Total current liabilities	4,975	6,752
Acquisition-related contingent consideration	264	310
Non-current portion of long-term debt	20,859	18,942
Deferred tax liabilities, net	144	128
Other non-current liabilities	877	713
Total liabilities	27,119	26,845
Commitments and contingencies (Note 18)
Equity (Deficit)
Common shares, no par value, unlimited shares authorized, 369,749,489 and 367,843,058 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	10,510	10,490
Additional paid-in capital	250	234
Accumulated deficit	(9,734)	(9,824)
Accumulated other comprehensive loss	(1,790)	(2,179)
Total Bausch Health Companies Inc. shareholders’ deficit	(764)	(1,279)
Noncontrolling interest	911	957
Total equity (deficit)	147	(322)
Total liabilities and equity (deficit)	$27,266	$26,523
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Product sales	$2,504	$2,379	$4,731	$4,508
Other revenues	26	24	58	48
	2,530	2,403	4,789	4,556
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	748	708	1,431	1,336
Cost of other revenues	16	11	34	23
Selling, general and administrative	894	832	1,761	1,626
Research and development	159	156	302	307
Amortization of intangible assets	256	270	512	544
Asset impairments	—	5	—	6
Restructuring, integration and separation costs	31	12	32	24
Other (income) expense, net	(18)	20	(3)	20
	2,086	2,014	4,069	3,886
Operating income	444	389	720	670
Interest income	13	8	24	17
Interest expense	(465)	(350)	(795)	(705)
Gain on extinguishment of debt	178	12	178	23
Foreign exchange and other	(30)	(11)	(34)	(26)
Income (loss) before income taxes	140	48	93	(21)
Provision for income taxes	(12)	(49)	(51)	(57)
Net income (loss)	128	(1)	42	(78)
Net loss attributable to noncontrolling interest	20	11	48	24
Net income (loss) attributable to Bausch Health Companies Inc.	$148	$10	$90	$(54)

Earnings (loss) per share attributable to Bausch Health Companies Inc.

Basic	$0.40	$0.03	$0.24	$(0.15)
Diluted	$0.40	$0.03	$0.24	$(0.15)

Weighted-average common shares
Basic	370.9	367.9	370.3	367.4
Diluted	373.1	370.2	373.5	367.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$128	$(1)	$42	$(78)
Other comprehensive income (loss)
Foreign currency translation adjustment	225	(84)	366	(118)
Other comprehensive income (loss)	225	(84)	366	(118)
Comprehensive income (loss)	353	(85)	408	(196)
Comprehensive loss attributable to noncontrolling interest	34	5	71	16
Comprehensive income (loss) attributable to Bausch Health Companies Inc.	$387	$(80)	$479	$(180)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in millions)
(Unaudited)

	Bausch Health Companies Inc. Shareholders’ Equity (Deficit)
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Bausch Health Companies Inc. Shareholders’ Deficit	Non- controlling Interest	Total Equity (Deficit)
	Shares	Amount

	Three Months Ended June 30, 2025
Balances, April 1, 2025	369.5	$10,508	$220	$(9,882)	$(2,029)	$(1,183)	$943	$(240)
Common shares issued under share-based compensation plans	0.2	2	(2)	—	—	—	—	—
Share-based compensation	—	—	46	—	—	46	—	46
Employee withholding taxes related to share-based awards	—	—	(3)	—	—	(3)	—	(3)
Vesting of B+L equity compensation	—	—	(11)	—	—	(11)	11	—
Noncontrolling interest distributions	—	—	—	—	—	—	(9)	(9)
Net income (loss)	—	—	—	148	—	148	(20)	128
Other comprehensive income (loss)	—	—	—	—	239	239	(14)	225
Balances, June 30, 2025	369.7	$10,510	$250	$(9,734)	$(1,790)	$(764)	$911	$147

	Three Months Ended June 30, 2024
Balances, April 1, 2024	366.7	$10,480	$164	$(9,842)	$(1,917)	$(1,115)	$941	$(174)
Common shares issued under share-based compensation plans	0.3	3	(3)	—	—	—	—	—
Share-based compensation	—	—	36	—	—	36	—	36
Employee withholding taxes related to share-based awards	—	—	(4)	—	—	(4)	—	(4)
Vesting of B+L equity compensation	—	—	(12)	—	—	(12)	12	—
Net income (loss)	—	—	—	10	—	10	(11)	(1)
Other comprehensive (loss) income	—	—	—	—	(90)	(90)	6	(84)
Balances, June 30, 2024	367.0	$10,483	$181	$(9,832)	$(2,007)	$(1,175)	$948	$(227)

	Six Months Ended June 30, 2025
Balances, January 1, 2025	367.8	$10,490	$234	$(9,824)	$(2,179)	$(1,279)	$957	$(322)
Common shares issued under share-based compensation plans	1.9	20	(20)	—	—	—	—	—
Share-based compensation	—	—	89	—	—	89	—	89
Employee withholding taxes related to share-based awards	—	—	(19)	—	—	(19)	—	(19)
Vesting of B+L equity compensation	—	—	(34)	—	—	(34)	34	—
Noncontrolling interest distributions	—	—	—	—	—	—	(9)	(9)
Net income (loss)	—	—	—	90	—	90	(48)	42
Other comprehensive income (loss)	—	—	—	—	389	389	(23)	366
Balances, June 30, 2025	369.7	$10,510	$250	$(9,734)	$(1,790)	$(764)	$911	$147

	Six Months Ended June 30, 2024
Balances, January 1, 2024	365.2	$10,423	$214	$(9,778)	$(1,881)	$(1,022)	$940	$(82)
Common shares issued under share-based compensation plans	1.8	60	(60)	—	—	—	—	—
Share-based compensation	—	—	69	—	—	69	—	69
Employee withholding taxes related to share-based awards	—	—	(18)	—	—	(18)	—	(18)
Vesting of B+L equity compensation	—	—	(24)	—	—	(24)	24	—
Net loss	—	—	—	(54)	—	(54)	(24)	(78)
Other comprehensive (loss) income	—	—	—	—	(126)	(126)	8	(118)
Balances, June 30, 2024	367.0	$10,483	$181	$(9,832)	$(2,007)	$(1,175)	$948	$(227)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities
Net income (loss)	$42	$(78)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangible assets	612	638
Amortization and write-off of debt premiums, discounts and issuance costs	56	28
Asset impairments	—	6
Acquisition-related contingent consideration	(40)	(6)
Allowances for losses on trade receivable and inventories	36	32
Deferred income taxes	(51)	(101)
Net gain on sale of assets	—	(5)
Adjustments to accrued legal settlements	5	27
Payments of accrued legal settlements	(106)	(4)
Share-based compensation	89	69
Gain excluded from hedge effectiveness	(6)	(6)
Gain on extinguishment of debt	(178)	(23)
Payments of contingent consideration adjustments, including accretion	(4)	(5)
Amortization of interim contract and inventory step-up resulting from acquisitions	42	40
Foreign exchange and other	(23)	(18)
Changes in operating assets and liabilities:
Trade receivables	19	(135)
Inventories	(23)	(176)
Prepaid expenses and other current assets	(34)	119
Accounts payable, accrued and other liabilities	64	189
Net cash provided by operating activities	500	591
Cash Flows From Investing Activities
Acquisitions and other investments	(12)	—
Purchases of property, plant and equipment	(214)	(160)
Acquisition of intangible assets and other assets	(10)	(2)
Purchases of marketable securities	(5)	(5)
Proceeds from sale of marketable securities	5	7
Proceeds from sale of assets and businesses, net of costs to sell	—	2
Interest settlements from cross-currency swaps	6	6
Net cash used in investing activities	(230)	(152)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	10,422	155
Repayments of long-term debt	(10,135)	(885)
Payments of employee withholding taxes related to share-based awards	(19)	(18)
Payments of acquisition-related contingent consideration	(12)	(12)
Payments of financing costs	(36)	(4)
Other	(8)	—
Net cash provided by (used in) financing activities	212	(764)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	60	(14)
Net increase (decrease) in cash, cash equivalents and restricted cash	542	(339)
Cash, cash equivalents and restricted cash, beginning of period	1,201	962
Cash, cash equivalents and restricted cash, end of period	$1,743	$623
Cash and cash equivalents	$1,727	$595
Restricted cash	16	28
Cash, cash equivalents and restricted cash, end of period	$1,743	$623
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
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, the Company announced its plan to separate its eye health business, consisting of its Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals businesses into an independent publicly traded entity, Bausch + Lomb, from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). As part of this plan, in May 2022, a wholly owned subsidiary of Bausch Health sold common shares of Bausch + Lomb pursuant to an initial public offering of Bausch + Lomb (the “B+L IPO”). Following the B+L IPO, Bausch Health indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 88% of B+L’s outstanding common shares as of June 30, 2025.
The completion of the full B+L Separation, which may be accomplished by the transfer of all or a portion of the Company’s remaining direct or indirect equity interest in Bausch + Lomb to its shareholders (the “Distribution”), the monetization of all or a portion of the Company’s ownership interest in Bausch + Lomb, or a combination thereof, is subject to the achievement of targeted debt leverage ratios and the receipt of any applicable shareholder and other necessary approvals. The Company continues to evaluate all relevant factors and considerations related to completing the B+L Separation, including the Xifaxan® Generics Litigation (see “Xifaxan® Paragraph IV Proceedings” of Note 18, “LEGAL PROCEEDINGS”).
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
New Accounting Standards
There were no new accounting standards adopted during the six months ended June 30, 2025.
Recently Issued Accounting Standards, Not Adopted as of June 30, 2025
In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expense (“ASU 2024-03”), which requires public companies to disclose, in interim and annual reporting periods, additional information about specific expenses in the financial statements. The amendments in ASU 2024-03 are effective for the Company beginning with its 2027 annual report, and its interim periods beginning in 2028. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is evaluating the impact of adoption on its consolidated financial statements and related disclosures.
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
3.REVENUE RECOGNITION
The Company’s revenues are primarily generated from product sales, primarily in the therapeutic areas of GI, hepatology, neurology, dermatology and eye health, that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetic medical devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue which is derived primarily from contract manufacturing for third parties and which is not material. See Note 19, “SEGMENT INFORMATION” for the disaggregation of revenue.
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
The following tables present the activity and ending balances of the Company’s variable consideration provisions for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30, 2025
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balances, January 1, 2025	$170	$372	$1,421	$189	$85	$2,237
Current period provisions	348	68	2,072	887	160	3,535
Payments and credits	(356)	(74)	(2,087)	(912)	(160)	(3,589)
Reserve balances, June 30, 2025	$162	$366	$1,406	$164	$85	$2,183
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $44 million and $36 million as of June 30, 2025 and January 1, 2025, respectively, which are reflected as a reduction of Trade receivables, net in the Condensed Consolidated Balance Sheets. Included as a reduction of current period provisions for Distribution Fees in the table above are price appreciation credits of approximately $2 million for the six months ended June 30, 2025.

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
Allowance for Credit Losses
An allowance is maintained for potential credit losses. The Company estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer credit worthiness, value of collateral (if any), and any relevant current and reasonably supportable future economic factors. Additionally, the Company generally estimates the expected credit loss on a pool basis when customers are deemed to have similar risk characteristics. Trade receivable balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected. Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses. The activity in the allowance for credit losses for trade receivables for the six months ended June 30, 2025 and 2024 is as follows:

(in millions)	2025	2024
Balance, beginning of period	$30	$34
Provision for expected credit losses	3	3
Write-offs charged against the allowance	(6)	(1)
Foreign exchange and other	1	(2)
Balance, end of period	$28	$34

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
Acquisition of DURECT
In July 2025, the Company announced that it had entered into an agreement to acquire the biopharmaceutical company DURECT Corporation (“DURECT”) for: (i) an upfront cash payment of approximately $63 million due at closing and (ii) potential future milestone payments of up to $350 million in the aggregate (subject to certain adjustments in respect of a retention plan) if certain milestones are achieved before the earlier of the 10 year anniversary of the first commercial sale in the United States and December 31, 2045. DURECT’s lead drug candidate Larsucosterol, is a novel therapeutic molecule that has demonstrated promising results in Phase 2 trials for the treatment of alcohol-associated hepatitis and has been granted both Fast Track and Breakthrough Therapy designations by the FDA. If approved and successfully launched, Larsucosterol will expand the Company’s gastrointestinal portfolio. The acquisition is expected to close in the third quarter of 2025, subject to the satisfaction of certain closing conditions included in the agreement.
Acquisition of Whitecap Biosciences
During January 2025, Bausch + Lomb, through an affiliate, acquired Whitecap Biosciences, LLC (“Whitecap Biosciences”) for an upfront payment of approximately $28 million and potential future milestone and royalty payments. The acquisition is expected to expand Bausch + Lomb’s clinical-stage pipeline as Whitecap Biosciences is currently developing two innovative therapies for potential use in glaucoma and geographic atrophy. Bausch + Lomb accounted for the transaction as an asset acquisition and during the six months ended June 30, 2025, Bausch + Lomb expensed the upfront payment of approximately $28 million as acquired in-process research and development costs, as included within Other (income) expense, net on the Condensed Consolidated Statements of Operations.
Acquisition of Elios Vision
During December 2024, Bausch + Lomb, through an affiliate, acquired Elios Vision, Inc. (“Elios Vision”) for (i) a cash payment of approximately $99 million and (ii) potential future milestone obligations. Elios Vision, is the developer of the ELIOS® procedure, the first clinically validated, minimally invasive glaucoma surgery procedure using an excimer laser. This acquisition is expected to bolster Bausch + Lomb’s glaucoma treatment portfolio. The acquisition of Elios Vision was accounted for as a business combination under the acquisition method of accounting.
As of the acquisition date, the potential future milestone obligations, included as part of the aggregate purchase consideration, were recognized as a contingent consideration liability of $89 million, of which $11 million was recorded as a current liability. Bausch + Lomb reassesses its acquisition-related contingent consideration liabilities each quarter for changes in fair value. See Note 6, “FAIR VALUE MEASUREMENTS” for additional information regarding the fair value assessment of the acquisition-related contingent consideration liabilities. In addition, as of the acquisition date, Bausch + Lomb allocated the aggregate purchase consideration of $188 million based on estimated fair values, which included recording $177 million of identifiable intangible assets, $16 million of other net liabilities and $27 million of goodwill. The valuation of the assets acquired and liabilities assumed as part of the acquisition of Elios Vision has not been finalized as of June 30, 2025. The areas that could be subject to change primarily relate to income tax matters. Bausch + Lomb will finalize these amounts no later than one year from the acquisition date.
Acquisition of Trukera Medical
During July 2024, Bausch + Lomb, through an affiliate, acquired TearLab Corporation, d/b/a Trukera Medical (“Trukera Medical”). Trukera Medical, a U.S.-based ophthalmic medical diagnostic company, commercializes ScoutPro®, a point-of-care portable device for precisely measuring osmolarity, the salt content of a person’s tears. This acquisition expands Bausch + Lomb’s presence in the dry eye market. The acquisition of Trukera Medical has been accounted for as a business combination under the acquisition method of accounting.
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
The Company incurred $32 million and $23 million of restructuring and integration costs during the six months ended June 30, 2025 and 2024, respectively.
Separation Costs and Separation-related Costs
The Company has incurred, and will incur, costs associated with activities relating to the B+L Separation. These B+L Separation activities include separating the Bausch + Lomb business from the remainder of the Company. Separation costs are incremental costs directly related to the B+L Separation and include, but are not limited to legal, audit and advisory fees. Separation costs included in Restructuring, integration and separation costs for the six months ended June 30, 2025 and 2024 are not material.
The Company has incurred, and expects to continue to incur, incremental costs with respect to the B+L Separation. These separation-related costs include, but are not limited to rebranding costs, advisory fees and costs associated with facility relocation and/or modification. Included in Selling, general and administrative expenses for the six months ended June 30, 2025 and 2024 are separation-related costs of $7 million and $8 million, respectively.
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

	June 30, 2025				December 31, 2024
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$984	$980	$4	$—	$567	$557	$10	$—
Restricted cash	$16	$16	$—	$—	$20	$20	$—	$—
Cross-currency swaps	$6	$—	$6	$—	$6	$—	$6	$—
Foreign currency exchange contracts	$4	$—	$4	$—	$10	$—	$10	$—
Liabilities:
Acquisition-related contingent consideration	$303	$—	$—	$303	$359	$—	$—	$359
Cross-currency swaps	$168	$—	$168	$—	$40	$—	$40	$—
Foreign currency exchange contracts	$8	$—	$8	$—	$5	$—	$5	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Condensed Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature. Cash, cash equivalents and restricted cash as presented in the Condensed Consolidated Balance Sheet as of June 30, 2025 includes $272 million of cash, cash equivalents and restricted cash held by legal entities of Bausch + Lomb. Cash held by Bausch + Lomb legal entities and any future cash from the operating, investing and financing activities of Bausch + Lomb is expected to be retained by Bausch + Lomb entities and is generally not available to support the operations, investing and financing activities of other legal entities, including Bausch Health unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders.
There were no transfers into or out of Level 3 assets or liabilities during the six months ended June 30, 2025.
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
The assets and liabilities associated with Bausch + Lomb’s cross-currency swaps as included in the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 are as follows:

(in millions)	June 30, 2025	December 31, 2024
Other non-current liabilities	$(168)	$(40)
Prepaid expenses and other current assets	$6	$6
Net fair value	$(162)	$(34)

The following table presents the effect of hedging instruments on the Condensed Consolidated Statements of Comprehensive Income (loss) and the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
(Loss) gain recognized in Other comprehensive loss	$(92)	$6	$(128)	$26
Gain excluded from assessment of hedge effectiveness	$3	$3	$6	$6
Location of gain of excluded component	Interest Expense		Interest Expense
No portion of the cross-currency swaps were ineffective for the six months ended June 30, 2025 and 2024. During each of the six months ended June 30, 2025 and 2024, the Company received $6 million in interest settlements, which are reported as investing activities in the Condensed Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
The Company’s foreign currency exchange contracts are remeasured at each reporting date to reflect changes in their fair values determined using forward rates, which are observable market inputs, multiplied by the notional amount. The Company’s foreign currency exchange contracts are economically hedging the foreign exchange exposure on certain of the Company’s intercompany balances. As of June 30, 2025, the Company’s outstanding foreign currency exchange contracts had an aggregate notional amount of $676 million.
The assets and liabilities associated with the Company’s foreign exchange contracts as included in the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 are as follows:

(in millions)	June 30, 2025	December 31, 2024
Accrued and other current liabilities	$(8)	$(5)
Prepaid expenses and other current assets	$4	$10
Net fair value	$(4)	$5
The following table presents the effect of the Company’s foreign exchange contracts on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
(Loss) gain related to changes in fair value	$(4)	$(2)	$(9)	$1
(Loss) gain related to settlements	$(11)	$—	$(13)	$2
Acquisition-related Contingent Consideration Obligations
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At June 30, 2025, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 6% to 16%, and a weighted average risk-adjusted discount rate of 8%. The weighted average risk-adjusted discount rate was calculated by weighting each contract’s relative fair value at June 30, 2025.

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2025 and 2024:

	June 30,
(in millions)	2025		2024
Balance, beginning of period		$359		$292
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$14		$10
Fair value adjustments due to changes in estimates of future payments	(54)		(16)
Acquisition-related contingent consideration		(40)		(6)
Payments/Settlements		(16)		(17)
Balance, end of period		303		269
Current portion included in Accrued and other current liabilities		39		39
Non-current portion included in Other non-current liabilities		$264		$230
Fair Value of Long-term Debt
The fair value of long-term debt as of June 30, 2025 and December 31, 2024 was $19,738 million and $18,243 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).
7.INVENTORIES
Inventories, net consist of:

(in millions)	June 30, 2025	December 31, 2024
Raw materials	$538	$540
Work in process	96	108
Finished goods	1,021	947
	$1,655	$1,595
8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	June 30, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$22,517	$(19,555)	$2,962	$22,446	$(19,026)	$3,420
Corporate brands	1,002	(750)	252	988	(701)	287
Product rights/patents	3,271	(3,250)	21	3,255	(3,224)	31
Partner relationships, technology and other	394	(380)	14	370	(355)	15
Total finite-lived intangible assets	27,184	(23,935)	3,249	27,059	(23,306)	3,753
Acquired in-process research and development	100	—	100	100	—	100
B&L Trademark	1,698	—	1,698	1,698	—	1,698
	$28,982	$(23,935)	$5,047	$28,857	$(23,306)	$5,551
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
There were no asset impairments for the three and six months ended June 30, 2025.
Asset impairments for the three and six months ended June 30, 2024 were $5 million and $6 million, respectively, and primarily related to the discontinuance of a certain product brand.
Xifaxan® intangible assets included in the unaudited Condensed Consolidated Balance Sheets had a carrying value of $1,347 million and an estimated remaining useful life of 30 months as of June 30, 2025. The Company has filed lawsuits against third-party generic manufacturers that have sent the Company Notices of Paragraph IV Certification for Xifaxan®. See “Xifaxan® Paragraph IV Proceedings” of Note 18, “LEGAL PROCEEDINGS”.
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
Estimated amortization expense of finite-lived intangible assets for the remainder of 2025 and each of the five succeeding years ending December 31 and thereafter is as follows:

(in millions)	Remainder of 2025	2026	2027	2028	2029	2030	Thereafter	Total
Amortization	$478	$875	$838	$240	$224	$219	$375	$3,249
Goodwill
The changes in the carrying amounts of goodwill during the six months ended June 30, 2025 and the year ended December 31, 2024 were as follows:

(in millions)	Salix	International	Solta Medical	Diversified	Bausch + Lomb	Total
Balance, January 1, 2024	$3,159	$862	$115	$1,733	$5,314	$11,183
Additions	—	—	—	—	29	29
Foreign exchange and other	—	(70)	—	26	(81)	(125)
Balance, December 31, 2024	3,159	792	115	1,759	5,262	11,087
Foreign exchange and other	—	100	—	(33)	144	211
Balance, June 30, 2025	$3,159	$892	$115	$1,726	$5,406	$11,298
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
Interim Assessments
As part of its interim goodwill impairment assessment, the Company considered among other matters, the decline in the market capitalization of Bausch +Lomb during the period October 1, 2024 (the last time goodwill was tested for all reporting units) through June 30, 2025. The length and lack of recovery from this decline in market capitalization, in comparison to the performance of the overall equity markets was sufficient to suggest that the decline in market capitalization could be an indicator that the fair value of a reporting unit or units of its Bausch + Lomb segment could be less than their carrying amounts.
The quantitative fair value tests utilized Bausch + Lomb’s most recent cash flow projections for each of its reporting units which reflected current market conditions and current trends in business performance. The quantitative assessment utilized long-term growth rate of 3.0% and discount rates ranging from 10.00% to 11.50%, in estimation of the fair value of the reporting units. After completing the testing, the fair value of each of these reporting units exceeded its carrying value by more than 25%, and, therefore, there was no impairment to goodwill.
During the six months ended June 30, 2025, no other events occurred, or circumstances changed that would indicate that the fair value of any of the Company’s reporting units, other than the three reporting units of its Bausch + Lomb segment might be below their carrying values. No events occurred or circumstances changed during the six months ended June 30, 2024 that would indicate that the fair value of any of the Company’s other reporting unit might be below its carrying value. However, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future and any such charges could be material.
Accumulated goodwill impairment charges through June 30, 2025 were $5,497 million.
9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	June 30, 2025	December 31, 2024
Product rebates	$1,362	$1,385
Product returns	366	372
Legal matters and related fees	232	332
Employee compensation and benefit costs	331	348
Interest	279	217
Income taxes payable	104	63
Other	795	772
	$3,469	$3,489

10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of premiums, discounts and issuance costs consist of the following:

		June 30, 2025		December 31, 2024
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities:
2022 Amended Credit Agreement
2027 Revolving Credit Facility	February 2027	$—	$—	$—	$—
February 2027 Term Loan B Facility	February 2027	—	—	2,187	2,166
2025 Credit Agreement
2030 Revolving Credit Facility	April 2030	—	—	—	—
2030 Term Loan B Facility	October 2030	3,000	2,871	—	—
AR Credit Facility	January 2028	300	300	300	300
B+L Credit Facilities
B+L May 2027 Revolving Credit Facility	May 2027	—	—	110	110
B+L May 2027 Term Loan B Facility	May 2027	—	—	2,437	2,412
B+L May 2027 Incremental Term Loan B Facility	May 2027	—	—	400	396
B+L September 2028 Term Loan B Facility	September 2028	491	484	494	486
B+L 2030 Revolving Credit Facility	June 2030	—	—	—	—
B+L January 2031 Term Loan B Facility	January 2031	2,325	2,298	—	—
Senior Secured Notes:
5.50% Secured Notes	November 2025	—	—	1,680	1,678
6.125% Secured Notes	February 2027	—	—	1,000	993
5.75% Secured Notes	August 2027	—	—	500	498
4.875% Secured Notes	June 2028	1,600	1,590	1,600	1,589
11.00% First Lien Secured Notes	September 2028	1,774	2,394	1,774	2,481
14.00% Second Lien Secured Notes	October 2030	352	600	352	622
10.00% Secured Notes	April 2032	4,400	4,339	—	—
B+L Senior Secured Notes:
B+L 8.375% Secured Notes	October 2028	1,400	1,385	1,400	1,382
B+L January 2031 Senior Secured Notes	January 2031	796	784	—	—
9.00% Intermediate Holdco Secured Notes	January 2028	—	—	999	1,279
Senior Unsecured Notes:
9.00%	December 2025	—	—	535	533
9.25%	April 2026	602	601	602	601
8.50%	January 2027	643	643	643	643
7.00%	January 2028	171	171	171	171
5.00%	January 2028	433	431	433	431
6.25%	February 2029	821	816	821	816
5.00%	February 2029	452	450	452	449
7.25%	May 2029	336	335	336	335
5.25%	January 2030	779	774	779	774
5.25%	February 2031	463	460	463	459
Other	Various	12	12	12	12
Total long-term debt and other		$21,150	21,738	$20,480	21,616
Less: Current portion of long-term debt			879		2,674
Non-current portion of long-term debt and other			$20,859		$18,942

Covenant Compliance
The 2025 Senior Secured Credit Facilities (as defined below), the AR Credit Facility (as defined below), the B+L Senior Secured Credit Facilities (as listed above), the indentures that govern the Existing Senior Secured Notes (as defined below), the indenture that governs the 2032 Senior Secured Notes (as defined below) (collectively with the Existing Senior Secured Notes, the “Senior Secured Notes”), the indentures that govern the B+L Senior Secured Notes (as defined below), and the indentures that govern our Senior Unsecured Notes (as listed above) contain (or contained) customary affirmative and negative covenants and specified events of default. These affirmative and negative covenants include (or included), among other things, and subject to certain qualifications and exceptions, covenants that restrict the Company’s ability and the ability of certain of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. The 2027 Revolving Credit Facility (as defined below) also contained a financial covenant. The 2030 Revolving Credit Facility (as defined below) contains financial covenants.
As of June 30, 2025, the Company was in compliance with its covenants related to its debt obligations.
April 2025 Refinancing Transactions
On April 8, 2025, the Company closed a series of transactions (the “April 2025 Refinancing Transactions”) whereby an indirect wholly-owned subsidiary of the Company, 1261229 B.C. Ltd., a company incorporated under the laws of British Columbia, Canada (“126NumberCo”): (i) entered into a credit agreement which provides for new senior secured credit facilities (the “2025 Credit Agreement”) consisting of a five-year senior secured revolving credit facility in an amount of $500 million due April 8, 2030 (the “2030 Revolving Credit Facility”) and a $3,000 million 5.5-year senior secured term loan B facility due October 8, 2030 (the “2030 Term Loan B Facility” and together with the 2030 Revolving Credit Facility, the “2025 Senior Secured Credit Facilities”) and (ii) issued $4,400 million aggregate principal amount of 10.00% senior secured notes due April 15, 2032 (the “2032 Senior Secured Notes”). 126NumberCo owns 185,468,421 common shares of Bausch + Lomb, and is a non-guarantor restricted subsidiary under the indentures that govern the Company’s senior notes issued prior to 2025 (the “Existing Senior Notes”). The Company and certain of its subsidiaries are guarantors under the 2025 Senior Secured Credit Facilities and the 2032 Senior Secured Notes. Bausch + Lomb and its subsidiaries are unrestricted subsidiaries under the 2025 Senior Secured Credit Facilities, the 2032 Senior Secured Notes and the Company’s senior secured notes issued prior to 2025 (the “Existing Senior Secured Notes”).
The proceeds from the April 2025 Refinancing Transactions were used: (i) to repay in full and terminate the February 2027 Term Loan B Facility (as defined below), (ii) to redeem certain Existing Senior Notes and the secured notes issued by 1375209 B.C. Ltd. due 2028 (the “9.00% Intermediate Holdco Senior Secured Notes”) listed in the table below (collectively, the “Redeemed Notes”), (iii) to pay related fees, premiums and expenses and (iv) for general corporate purposes.
The aggregate principal amounts of the February 2027 Term Loan B Facility repaid in full and terminated and the Redeemed Notes redeemed in connection with the April 2025 Refinancing Transactions are set forth below:

(in millions)	Principal Amount
February 2027 Term Loan B Facility	$2,156
5.50% Senior Secured Notes due 2025	1,680
6.125% Senior Secured Notes due 2027	1,000
5.75% Senior Secured Notes due 2027	500
9.00% Intermediate Holdco Secured Notes due 2028	999
9.00% Senior Unsecured Notes due 2025	535
Total	$6,870
Bridge Facility
On February 11, 2025, 126NumberCo entered into a commitment whereby a third-party lender agreed to provide a senior secured bridge loan facility in an aggregate principal amount of up to $700 million, subject to customary conditions and limitations, including based on the value of the collateral (the “Bridge Facility”). In connection with the April 2025 Refinancing Transactions, on April 8, 2025, 126NumberCo terminated this Bridge Facility.

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
The February 2027 Term Loan B Facility was repaid in full, and the Existing Senior Secured Credit Facilities were terminated, in connection with the April 2025 Refinancing Transactions as described above.
The termination of the 2022 Amended Credit Agreement was accounted for as a modification of debt, to the extent the Existing Senior Secured Credit Facilities were replaced with newly issued debt to the same creditor and the present value of the cash flows of the new debt did not exceed 10% when compared to the original debt terms, and as an extinguishment of debt if: (i) the Existing Senior Secured Credit Facilities were replaced with newly issued debt to a different creditor or in the case of newly issued debt to the same creditor and the present value of the cash flows of the new debt exceeds 10% when compared to the original debt terms or (ii) the borrowing capacity declined when issuing the 2030 Revolving Credit Facility. The termination of the 2022 Amended Credit Agreement resulted in a loss on extinguishment of debt of $9 million and includes: (i) the unamortized deferred financing fees attributed to the portion of the February 2027 Term Loan B Facility paid down with the proceeds of the 2030 Term Loan B Facility and (ii) the unamortized deferred financing fees attributed to the difference in the borrowing capacity of the 2027 Revolving Credit Facility and the 2030 Revolving Credit Facility. Certain payments made to the lenders and third parties of $130 million associated with the 2025 Credit Agreement were capitalized and are being amortized as interest expense over the remaining terms of the debt. Third-party expenses paid of $20 million were expensed as Interest expense.
2025 Senior Secured Credit Facilities
Loans under the 2025 Credit Agreement are: (i) secured, subject to customary limitations, by a first priority lien on substantially all of the assets of 126NumberCo, including a pledge of 185,468,421 common shares of Bausch + Lomb owned by 126NumberCo (the “Bausch + Lomb Share Collateral”) and (ii) jointly and severally guaranteed by (x) the Company and subsidiaries of the Company that guaranteed the Existing Senior Secured Credit Facilities (the “BHC Existing Credit Agreement Guarantors”), with such guarantees secured by the assets of such guarantors, subject to customary limitations, by a first-priority lien that ranks pari passu with the liens securing the Existing Senior Secured Notes and the 2032 Senior Secured Notes and (y) certain subsidiaries that are not BHC Existing Credit Agreement Guarantors, including 1530065 B.C. Ltd. (“153NumberCo”) and each subsidiary of 153NumberCo other than Bausch + Lomb and its subsidiaries (the “NumberCo Loan Guarantors” and, together with the BHC Existing Credit Agreement Guarantors, the “Loan Guarantors”), with such guarantees secured by the assets of the NumberCo Loan Guarantors (including the Bausch + Lomb Share Collateral), and the assets of the BHC Existing Credit Agreement Guarantors, subject to customary limitations, by a first-priority lien that ranks pari passu with the liens securing the 2032 Senior Secured Notes.
Borrowings under the 2030 Term Loan B Facility bear interest, with respect to U.S. dollar borrowings, based on the Company’s election of either (1) an alternate base rate equal to the highest of: (i) the prime rate then in effect, (ii) the greater of the federal funds effective rate and the overnight bank funding rate (each subject to a 0% floor), plus 0.500% and (iii) the Term SOFR (as defined in the 2025 Credit Agreement) for a one-month interest period, plus 1.000%, subject to a 1.000% floor, plus the Applicable Rate (as defined in the 2025 Credit Agreement) or (2) the Term SOFR Rate for the applicable interest period, subject to a 0% floor, plus the Applicable Rate. The Applicable Rate in connection with a borrowing under the 2030 Term Loan B Facility is 5.25% per annum for alternate base rate borrowings and 6.25% per annum for Term SOFR Rate borrowings.
The 2030 Revolving Credit Facility will mature on the earlier of April 8, 2030 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company or 126NumberCo in an aggregate principal amount in excess of $1,000 million. Borrowings under the 2030 Revolving Credit Facility can be made in U.S. dollars, Canadian dollars or euros. As of June 30, 2025, the Company had no outstanding borrowings and had $25 million of issued and outstanding letters of credit on the 2030 Revolving Credit Facility.

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
Borrowings under the 2030 Revolving Credit Facility bear interest, with respect to Canadian Dollar borrowings, based on the Company’s election of either (1) the Canadian Overnight Repo Rate Average (“Term CORRA”) plus 0.29547% for a one month interest period or 0.32138% for a three-month interest period (subject to a 0% floor), plus the Applicable Rate or (2) a rate equal to the highest of: (i) the Canadian prime rate then in effect and (ii) the annual rate of interest equal to the sum of the (x) Term CORRA rate plus 0.29547% and (y) 1.00% (each subject to a 1.00% floor), plus the Applicable Rate.
Borrowings under the 2030 Revolving Credit Facility bear interest, with respect to Euro borrowings, based on the Adjusted EURIBOR Screen Rate (as defined in the 2025 Credit Agreement), subject to a 0% floor, for any applicable interest period plus the Applicable Rate.
The Applicable Rate in connection with alternate base rate borrowings, Canadian prime rate loans and swingline loans is 3.25% and in connection with Adjusted Term SOFR Rate loans, Adjusted EURIBOR Rate loans and Adjusted Term CORRA Rate (as defined in the 2025 Credit Agreement) loans is 4.25%; provided that, in connection with any borrowing, the Applicable Rate is subject to two 0.250% step-downs subject to compliance with a Blended First Lien Leverage Ratio (as defined in the 2025 Credit Agreement) of equal to or less than 2.6:1.00 and equal to or less than 2.1:1.00, respectively. In addition, the Company is required to pay commitment fees of 0.50% per annum in respect of the unutilized commitments (but in the case of swingline loans, whether utilized or unutilized) under the 2030 Revolving Credit Facility, payable quarterly in arrears, subject to two 0.125% step-downs subject to compliance with a Blended First Lien Leverage Ratio of equal to or less than 2.6:1.00 and equal to or less than 2.1:1.00, respectively. The Company is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the Applicable Rate in connection with Adjusted Term SOFR Rate loans, Adjusted EURIBOR Rate loans and Adjusted Term CORRA Rate loans under the 2030 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees (not to exceed 0.125% per annum) for the issuance of letters of credit and agency fees.
126NumberCo is permitted to voluntarily prepay outstanding loans under the 2030 Term Loan B Facility, in whole or in part, without premium or penalty subject to customary “breakage” costs. The 2030 Term Loan B Facility includes a 100% net cash proceeds sweep, on a pro rata basis with obligations under the 2032 Senior Secured Notes, in connection with (i) the receipt of net cash proceeds from the sale or disposition of Bausch + Lomb Share Collateral, (ii) the receipt of any dividends, distributions or other amounts on account of such Bausch + Lomb Share Collateral if such amounts received exceed $50 million, (iii) incurrence of indebtedness that is not otherwise permitted, (iv) certain asset sales or other dispositions of any property of the Company or its restricted subsidiaries and certain casualty or condemnation events in each case, in excess of $100 million in any fiscal year (subject to reinvestment rights and with any prepayments to be shared ratably with the 11.00% First Lien Secured Notes due September 2028, the 2028 Senior Secured Notes and the 2032 Senior Secured Notes) and (v) cash of 126NumberCo from payments under certain intercompany obligations after funding principal and interest payments (including for the subsequent six months) under the 2025 Credit Agreement and the 2032 Senior Secured Notes.
The 2030 Term Loan B Facility will mature on October 8, 2030. The amortization rate for the 2030 Term Loan B Facility is 1.00% per annum, or $30 million, payable in quarterly installments beginning on September 30, 2025. 126NumberCo may direct that prepayments be applied to such amortization payments in order of maturity. Aggregate mandatory quarterly amortization payments for the 2030 Term Loan B Facility will be $158 million through October 2030.
The 2025 Credit Agreement provides for an accordion feature that allows 126NumberCo, on one or more occasions prior to December 31, 2025, to increase the size of the 2030 Term Loan B Facility, add one or more incremental term loan facilities or incur incremental equivalent debt in an aggregate amount not to exceed $1,600 million less the amount of any Drop Down Debt (as defined in the 2025 Credit Agreement) originally incurred (whether or not such Drop Down Debt remains outstanding at the time of such incurrence of incremental term loan facilities or incremental equivalent debt), secured by the collateral on a pari passu basis with the 2025 Senior Secured Credit Facilities. The incurrence of such incremental term loan facilities or incremental equivalent debt is subject to certain conditions, including that a specified amount of Bausch + Lomb shares are added to the Bausch + Lomb Share Collateral based on the amount of such incremental term loan facilities or incremental equivalent debt incurred. In addition, the Company, 126NumberCo and the guarantors shall be able to incur junior indebtedness in an amount such that after giving effect to the incurrence of any such debt, the Company would be in compliance, on a pro forma basis after giving effect to such incurrence of such indebtedness, with either a (i) Fixed Charge Coverage Ratio (as defined in the 2025 Credit Agreement) that is no less than 2.00 to 1.00 or (ii) Total Leverage Ratio (as defined in the 2025 Credit Agreement) that is no greater than 6.50 to 1.00, provided that, in each case, the terms of such junior indebtedness are not materially more favorable than the terms of the 2025 Senior Secured Credit Facilities, the weighted average life to maturity of such junior indebtedness is not shorter than the remaining weighted average life to maturity of any term loans outstanding, and the final maturity date of such junior indebtedness is no earlier than 91 days after the Latest Maturity Date (as defined in the 2025 Credit Agreement) then in effect.
The 2030 Revolving Credit Facility contains financial maintenance covenants that require the Company to maintain (1) a Blended First Lien Leverage Ratio of not greater than (i) 4.25:1.00, prior to the Covenant Step Up Date (as defined in the 2025 Credit Agreement) and (ii) 5.75:1.00 on and after such date and (2) minimum liquidity of not less than $400 million on and after the Covenant Step Up Date.
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
Borrowings under the AR Credit Facility are in U.S. dollars and bear interest at a rate per annum equal to the sum of the one month term Secured Overnight Financing Rate (“SOFR”) plus 6.65%. The Company is required to pay commitment fees of 0.75% multiplied by the lesser of: (i) the unfunded portion of the lenders’ commitments or (ii) 50% of the total lenders’ commitments. The AR Facility Agreement contains customary events of default, representations and warranties and affirmative and negative covenants primarily applicable to the borrower thereunder, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends and other distributions, and engaging in any business other than as set forth in the AR Facility Agreement. Upon the occurrence and during the continuance of an Amortization Event (as defined in the AR Facility Agreement), and subsequent demand by the administrative agent (acting at the direction of the lenders), the outstanding advances and all other obligations under the AR Facility Agreement will be due and payable. The AR Credit Facility matures on January 28, 2028.
As of June 30, 2025, there were $300 million of outstanding borrowings under the AR Credit Facility at an all-in interest rate of 10.97%. On July 28, 2025, the Borrower gave notice of its intention to repay in full and terminate the AR Credit Facility in accordance with the terms thereof.
Bausch + Lomb Senior Secured Credit Facilities
On May 10, 2022, Bausch + Lomb entered into a credit agreement (the “B+L Original Credit Agreement”), providing for a term loan of $2,500 million with a five-year term to maturity (the “B+L May 2027 Term Loan B Facility”) and a five-year revolving credit facility of $500 million (the “B+L May 2027 Revolving Credit Facility”).
On September 29, 2023, Bausch + Lomb entered into an incremental term loan facility secured on a pari passu basis with its existing B+L May 2027 Term Loan B Facility. This incremental term loan facility was entered into in the form of an incremental amendment (the “B+L September 2023 Credit Facility Amendment”) to the B+L Original Credit Agreement and consisted of borrowings of $500 million in new term B loans with a five-year term to maturity (the “B+L September 2028 Term Loan B Facility”).
On November 1, 2024, Bausch + Lomb entered into an additional incremental term loan facility secured on a pari passu basis with its existing B+L May 2027 Term Loan B Facility and B+L September 2028 Term Loan B Facility. This incremental term loan facility was entered into in the form of an incremental amendment (the “B+L November 2024 Credit Facility Amendment”) to the B+L Original Credit Agreement and consisted of borrowing $400 million of new term loans with a maturity of May 2027 (the “B+L May 2027 Incremental Term Loan B Facility”).
The B+L May 2027 Revolving Credit Facility is a source of funding for Bausch + Lomb and its subsidiaries only. Absent the payment of a dividend, which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders, proceeds from the B+L May 2027 Revolving Credit Facility are not available to fund the operations, investing and financing activities of any other subsidiaries of Bausch Health.
B+L June 2025 Refinancing Activity
On June 26, 2025, Bausch + Lomb entered into a third amendment to its credit agreement (the “B+L June 2025 Credit Facility Amendment”; the B+L Original Credit Agreement, as amended by the B+L September 2023 Credit Facility Amendment, the B+L November 2024 Credit Facility Amendment and the B+L June 2025 Credit Facility Amendment, the

“B+L Amended Credit Agreement”), whereby Bausch + Lomb entered into an $800 million revolving credit facility maturing June 26, 2030 (subject to customary “springing” maturity provisions) (the “B+L 2030 Revolving Credit Facility”) and a new $2,325 million term B loan facility maturing January 15, 2031 (the “B+L January 2031 Term Loan B Facility” and, together with the B+L September 2028 Term Loan B Facility, the “B+L Term Facilities”; the B+L Term Facilities, together with the B+L 2030 Revolving Credit Facility, the “B+L Senior Secured Credit Facilities”). The net proceeds from the B+L January 2031 Senior Secured Notes offering (as described below) and the B+L January 2031 Term Loan B Facility were used by Bausch + Lomb to: (i) repay in full borrowings under the B+L May 2027 Revolving Credit Facility, (ii) refinance, in full, its outstanding term loans due 2027 and (iii) pay related fees and expenses (these transactions together, the “B+L June 2025 Refinancing Activity”).
The B+L Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The B+L Term Facilities are denominated in U.S. dollars, and borrowings under the B+L 2030 Revolving Credit Facility can be made in U.S. dollars, euros, pounds sterling and Canadian dollars. As of June 30, 2025, the principal amounts outstanding under the B+L September 2028 Term Loan B Facility and the B+L January 2031 Term Loan B Facility were $491 million and $2,325 million, respectively. As of June 30, 2025, Bausch + Lomb had no outstanding borrowings, $37 million of issued and outstanding letters of credit and remaining availability, subject to certain customary conditions, of $763 million under its B+L 2030 Revolving Credit Facility.
Borrowings under the B+L 2030 Revolving Credit Facility in: (i) U.S. dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) a term SOFR-based rate or (b) a U.S. dollar base rate, (ii) Canadian dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) a term CORRA-based rate or (b) a Canadian dollar prime rate, (iii) euros bear interest at a rate per annum equal to the Euro Interbank Offered Rate (“EURIBOR”) and (iv) pounds sterling bear interest at a rate per annum equal to Sterling Overnight Index Average (“SONIA”) (provided, however, that the term SOFR-based rate, term CORRA-based rate, EURIBOR and SONIA shall be no less than 0.00% per annum at any time and the U.S. dollar base rate and the Canadian dollar prime rate shall be no less than 1.00% per annum at any time), in each case, plus the Applicable Rate (as defined in the B+L Amended Credit Agreement). Term SOFR-based borrowings under the B+L 2030 Revolving Credit Facility are not subject to any credit spread adjustment.
The Applicable Rate under the B+L 2030 Revolving Credit Facility is between 0.75% to 1.75% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.75% to 2.75% with respect to SOFR, CORRA, EURIBOR or SONIA borrowings based on Bausch + Lomb’s total net leverage ratio. In addition, Bausch + Lomb is required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the B+L 2030 Revolving Credit Facility, payable quarterly in arrears. Bausch + Lomb is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the B+L 2030 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.
Borrowings under the B+L September 2028 Term Loan B Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.00%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.00% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the B+L September 2028 Term Loan B Facility are not subject to any credit spread adjustment.
Borrowings under the B+L January 2031 Term Loan B Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.25%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.25% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the B+L January 2031 Term Loan B Facility are not subject to any credit spread adjustment.
Subject to certain exceptions and customary baskets set forth in the B+L Amended Credit Agreement, Bausch + Lomb is required to make mandatory prepayments of the loans under the B+L Term Facilities under certain circumstances, including from: (i) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights, decrease based on leverage ratios and a net proceeds threshold), (ii) 100% of the net cash proceeds from the incurrence of debt (other than permitted debt as described in the B+L Amended Credit Agreement), (iii) 50% of Excess Cash Flow (as defined in the B+L Amended Credit Agreement) subject to decrease based on leverage ratios and subject to a threshold amount and (iv) 100% of net cash proceeds from asset sales (subject to reinvestment rights, decrease based on leverage ratios and a net proceeds threshold). These mandatory prepayments may be used to satisfy future amortization.
The amortization rate for the B+L September 2028 Term Loan B Facility is 1.00% per annum, or $5 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of June 30, 2025, the remaining mandatory quarterly amortization payments for the B+L September 2028 Term Loan B Facility were $15 million through June 2028, with the remaining term loan balance being due in September 2028.
The amortization rate for the B+L January 2031 Term Loan B Facility is 1.00% per annum, or $23 million, payable in quarterly installments, with the first installment to be paid on September 30, 2025. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of June 30, 2025, aggregate remaining mandatory quarterly amortization payments for the B+L January 2031 Term Loan B Facility were $128 million through December 2030, with the remaining term loan balance being due in January 2031.
Senior Secured Notes
2032 Senior Secured Notes
The 2032 Senior Secured Notes are: (i) secured, subject to customary limitations, by a first priority lien on substantially all of the assets of 126NumberCo, including the Bausch + Lomb Share Collateral and (ii) jointly and severally guaranteed by (x) the Company and subsidiaries of the Company that guarantee the Existing Senior Notes (the “BHC Existing Note Guarantors”), with such guarantees secured by the assets of such guarantors, subject to customary limitations, by a first-priority lien that ranks pari passu with the liens securing the Existing Senior Secured Notes and the 2025 Credit Agreement and (y) certain subsidiaries of the Company that do not guarantee the Existing Senior Notes (the “NumberCo Note Guarantors”), with such guarantees secured by the assets of the NumberCo Note Guarantors (including the Bausch + Lomb Share Collateral) and the assets of the BHC Existing Note Guarantors, subject to customary limitations, by a first-priority lien that ranks pari passu with the liens securing the 2025 Credit Agreement.
The 2032 Senior Secured Notes are redeemable at the option of 126NumberCo, in whole or in part, at any time on or after April 15, 2028, at the redemption prices set forth in the indenture that governs the 2032 Senior Secured Notes. Prior to April 15, 2028, 126NumberCo may redeem all or a portion of the 2032 Senior Secured Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the date of redemption, plus a “make-whole” premium.
The 2032 Senior Secured Notes are subject to mandatory redemption upon (i) the receipt of net cash proceeds from the sale of Bausch + Lomb Share Collateral, (ii) the receipt of any dividends, distributions or other amounts on account of such Bausch + Lomb Share Collateral if such amounts received exceed $50 million or (iii) the receipt of funds from any repayment of principal on certain intercompany obligations.
Upon the occurrence of a change of control (as defined in the indenture that governs the 2032 Senior Secured Notes), holders of 2032 Senior Secured Notes may require 126NumberCo to repurchase such holder’s 2032 Senior Secured Notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to, but not including, the purchase date applicable to the 2032 Senior Secured Notes.
Existing Senior Secured Notes
The Existing Senior Secured Notes are guaranteed by the BHC Existing Note Guarantors. 126NumberCo and its direct parent, 153NumberCo are non-guarantor restricted subsidiaries with respect to the Existing Senior Secured Notes.
The Existing Senior Secured Notes and their related guarantees rank equally in right of payment with all existing and future unsubordinated indebtedness and rank senior to any future subordinated indebtedness of both the Company and the BHC Existing Note Guarantors. Additionally, the Existing Senior Secured Notes and their guarantees are effectively pari passu with any existing and future indebtedness of the Company and the BHC Existing Note Guarantors that is secured by a first-priority lien on the same collateral. They are effectively senior to any unsecured indebtedness, including the Company’s senior unsecured notes (the “Senior Unsecured Notes”), or indebtedness secured by junior liens, in each case to the extent of the value of the collateral securing the Existing Senior Secured Notes. Furthermore, the Existing Senior Secured Notes are structurally subordinated to: (i) all liabilities of the Company’s subsidiaries that do not guarantee the Existing Senior Secured Notes (including 153NumberCo and its subsidiary, 126NumberCo) and (ii) any of the Company’s debt that is secured by assets not included in the collateral package (such as the Bausch + Lomb Share Collateral).
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
The redemption of the 5.50% Senior Secured Notes, 6.125% Senior Secured Notes and 5.75% Senior Secured Notes was accounted for as an extinguishment of debt. As a result, the Company recognized a loss on extinguishment of debt of $25 million, representing the difference between the settlement amount and the carrying value of the extinguished notes.

In connection with the issuance of the 2032 Senior Secured Notes, the Company capitalized $60 million of payments made to lenders and third parties. These capitalized costs are being amortized as interest expense over the remaining term of the 2032 Senior Secured Notes.
B+L 8.375% Senior Secured Notes due October 2028
On September 29, 2023, Bausch + Lomb issued $1,400 million aggregate principal amount of 8.375% Senior Secured Notes due October 2028 (the “B+L October 2028 Senior Secured Notes”) which are guaranteed by each of Bausch + Lomb’s subsidiaries that is a guarantor under the B+L Amended Credit Agreement (the “B+L Note Guarantors”). The B+L October 2028 Senior Secured Notes and the guarantees related thereto are senior obligations and are secured, subject to permitted liens and certain other exceptions, by the same first priority liens that secure Bausch + Lomb’s obligations under the B+L Amended Credit Agreement under the terms of the indentures that govern the B+L October 2028 Senior Secured Notes.
The B+L October 2028 Senior Secured Notes and their related guarantees rank equally in right of payment with all existing and future unsubordinated indebtedness and rank senior to any future subordinated indebtedness of both Bausch + Lomb and the B+L Note Guarantors. Additionally, these notes and guarantees are effectively pari passu with any existing and future indebtedness of Bausch + Lomb and the B+L Note Guarantors that is secured by a first-priority lien on the same collateral. They are effectively senior to any unsecured indebtedness or indebtedness secured by junior liens, in each case to the extent of the value of the collateral securing the B+L October 2028 Senior Secured Notes. Furthermore, the B+L October 2028 Senior Secured Notes are structurally subordinated to: (i) all liabilities of Bausch + Lomb’s subsidiaries that do not guarantee the notes and (ii) any of Bausch + Lomb’s debt secured by assets that are not included in the collateral package.
Upon the occurrence of a change in control (as defined in the indentures that govern the B+L October 2028 Senior Secured Notes), unless Bausch + Lomb has exercised its right to redeem all of the notes of a series, holders of the B+L October 2028 Senior Secured Notes may require Bausch + Lomb to repurchase such holders’ notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, but not including, the date of purchase.
The B+L October 2028 Senior Secured Notes are redeemable at the option of Bausch + Lomb, in whole or in part, at any time on or after October 1, 2025, at the redemption prices set forth in the indenture. Prior to October 1, 2025, Bausch + Lomb may redeem the B+L October 2028 Senior Secured Notes in whole or in part at a redemption price equal to the principal amount of the Notes redeemed plus a make-whole premium. Prior to October 1, 2025, Bausch + Lomb may, on any one or more occasions redeem up to 40% of the aggregate principal amount of the B+L October 2028 Senior Secured Notes at a redemption price of 108.375% of the principal amount thereof, redeemed plus accrued and unpaid interest to, but not including, the date of redemption with the proceeds of one or more equity offerings.
B+L Senior Secured Notes due January 2031
On June 26, 2025, certain of Bausch + Lomb’s subsidiaries, Bausch + Lomb Netherlands B.V. and Bausch & Lomb Incorporated (the “B+L Issuers”), issued €675 million aggregate principal amount of Senior Secured Floating Rate Notes due January 2031 (the “B+L January 2031 Senior Secured Notes”, and together with the B+L October 2028 Senior Secured Notes, the “B+L Senior Secured Notes”). The proceeds from the B+L January 2031 Senior Secured Notes, along with the proceeds of the B+L January 2031 Term Loan B Facility (as described above), were used by Bausch + Lomb to: (i) repay in full outstanding borrowings under the B+L May 2027 Revolving Credit Facility, (ii) refinance, in full, its outstanding term loans due 2027 and (iii) pay related fees and expenses. The B+L January 2031 Senior Secured Notes accrue interest at a rate per annum of: (i) three-month EURIBOR (subject to a 0% floor) plus (ii) 3.875%, reset quarterly, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2026. At June 30, 2025, the B+L January 2031 Senior Secured Notes bore interest at 5.87% per annum.
The B+L January 2031 Senior Secured Notes are guaranteed by Bausch + Lomb and each of its subsidiaries (other than the B+L Issuers) that is a guarantor under the B+L Amended Credit Agreement (collectively the “B+L 2031 Note Guarantors”). The B+L January 2031 Senior Secured Notes and the guarantees related thereto are senior obligations and are secured, subject to permitted liens and certain other exceptions, by the same first priority liens that secure the borrowings under the B+L Amended Credit Agreement and the obligations under the B+L October 2028 Senior Secured Notes.
The B+L January 2031 Senior Secured Notes and their related guarantees rank pari passu in right of payment with all existing and future unsubordinated indebtedness and rank senior to any existing and future indebtedness of both the B+L Issuers and the B+L 2031 Note Guarantors that is expressly subordinated to the B+L January 2031 Senior Secured Notes and the related guarantees. These notes and guarantees are effectively pari passu with the existing and future indebtedness of the B+L Issuers and the B+L 2031 Note Guarantors that is secured by a first-priority lien on the collateral securing the obligations under the B+L Senior Secured Credit Facilities, the B+L October 2028 Senior Secured Notes and the B+L January 2031 Senior Secured Notes. They are also effectively senior to any unsecured indebtedness and indebtedness secured by junior liens, in each case to the extent of the value of the shared collateral. In addition, the B+L January 2031 Senior Secured Notes are structurally subordinated to: (i) all liabilities of Bausch + Lomb’s subsidiaries (other than the B+L Issuers) that do not guarantee the notes, to the extent of the value of those subsidiaries’ assets and (ii) any of Bausch + Lomb’s debt secured by assets that are not included in the collateral package.
Upon the occurrence of a change in control (as defined in the indenture governing the B+L January 2031 Senior Secured Notes), unless the B+L Issuers have exercised their right to redeem all of the B+L January 2031 Senior Secured Notes, holders of the B+L January 2031 Senior Secured Notes may require the B+L Issuers to repurchase such holders’ B+L January 2031 Senior Secured Notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, but not including, the date of purchase.
The B+L January 2031 Senior Secured Notes are redeemable at the option of the B+L Issuers, in whole or in part, at any time on or after June 30, 2026, at a redemption price of 100.000% of the principal amount thereof, redeemed plus accrued and unpaid interest to, but not including, the date of redemption. Prior to June 30, 2026, the B+L Issuers may redeem the B+L January 2031 Senior Secured Notes in whole or in part at a redemption price equal to the principal amount of the B+L January 2031 Senior Secured Notes redeemed plus a make-whole premium. Prior to June 30, 2026, the B+L Issuers may on any one or more occasions redeem up to 40% of the aggregate principal amount of the B+L January 2031 Senior Secured Notes at a redemption price of 103.875% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the date of redemption with the net cash proceeds of one or more equity offerings, subject to certain conditions.
Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the Existing Senior Secured Notes. The Senior Unsecured Notes issued by Bausch Health Americas, Inc. (“BHA”) are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the Existing Senior Secured Notes. Future subsidiaries of the Company and BHA, if any, may be required to guarantee the Senior Unsecured Notes. 126NumberCo and 153NumberCo are non-guarantor restricted subsidiaries with respect to the Senior Unsecured Notes.
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
The redemption of the 9.00% Senior Unsecured Notes was accounted for as an extinguishment of debt and the Company incurred a loss on extinguishment of debt of $1 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value.
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
As of June 30, 2025, the remaining premium on the 2022 Secured Notes was $868 million, which is being reduced as contractual interest payments are made on the 2022 Secured Notes. During the six months ended June 30, 2025 and 2024, the Company made contractual interest payments of $184 million and $167 million, respectively, related to the 2022 Secured Notes, of which $164 million and $147 million, respectively, was recorded as a reduction of the premium.
On April 8, 2025 in connection with the April 2025 Refinancing Transactions, the Company repaid in full and terminated the 9.00% Intermediate Holdco Senior Secured Notes. The redemption of the 9.00% Intermediate Holdco Secured Notes was accounted for as an extinguishment of debt and the Company incurred a gain on extinguishment of debt of $226 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value (which represents the write-off of the unamortized premium).

Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of June 30, 2025 and December 31, 2024 was 8.63% and 7.72%, respectively. Due to the accounting treatment for the 2022 Secured Notes, interest expense in the Company’s financial statements will not be representative of the weighted average stated rate of interest.
Gain on Extinguishment of Debt
The Company may, from time to time, purchase outstanding debt for cash in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, future liquidity requirements, contractual restrictions and other factors.
In connection with the April 2025 Refinancing Transactions, the Company recognized a net gain of $191 million on the extinguishment of debt which represents the difference between the amounts paid to settle the extinguished debt and its carrying value.
In connection with the B+L June 2025 Refinancing Activity, the Company recognized a loss of $13 million on extinguishment of debt which represents the difference between the amount paid to settle the extinguished debt and its carrying value.
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
Maturities
Maturities of debt obligations for the remainder of 2025, the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
Remainder of 2025	$29
2026	660
2027	701
2028	6,223
2029	1,663
2030	4,018
Thereafter	7,856
Total debt obligations	21,150
Unamortized premiums, discounts and issuance costs	(291)
Total long-term debt and other	$20,859
On July 28, 2025, BHA issued an irrevocable notice of redemption pursuant to which it will redeem approximately $602 million of aggregate principal amount of its outstanding 9.25% Senior Unsecured Notes due 2026 using cash on hand. The redemption date is August 28, 2025.
On July 28, 2025, the Borrower gave notice to the administrative agent under its AR Facility Agreement of its intention to repay, using cash on hand, all outstanding amounts under the AR Credit Facility and to terminate the AR Credit Facility effective October 27, 2025. As of July 30, 2025, the aggregate principal amount outstanding under the AR Credit Facility was $300 million.
The schedule of maturities above does not give effect to the redemption of the 9.25% Senior Unsecured Notes due 2026 and repayment of the AR Credit Facility as described above.
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
Approximately 24,832,000 common shares were available for future grants as of June 30, 2025. The Company uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
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
Approximately 12,900,000 Bausch + Lomb common shares were available for future grants as of June 30, 2025. Bausch + Lomb uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.

The following table summarizes the components and classification of the Company’s share-based compensation expenses related to stock options and RSUs for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Stock options	$4	$3	$8	$6
RSUs	42	33	81	63
	$46	$36	$89	$69

Research and development expenses	$4	$2	$7	$5
Selling, general and administrative expenses	42	34	82	64
	$46	$36	$89	$69
Share-based awards granted for the six months ended June 30, 2025 and 2024 consist of:

	Six Months Ended June 30,
	2025	2024
Bausch Health Share-Based Awards
Time-based RSUs
Granted	5,928,000	4,626,000
Weighted-average grant date fair value	$7.43	$9.20
Adjusted Operating Cash Flow performance-based RSUs
Granted	2,096,000	1,232,000
Weighted-average grant date fair value	$7.36	$9.89
Bausch + Lomb Share-Based Awards
Stock options
Granted	1,374,000	1,317,000
Weighted-average exercise price	$15.86	$16.85
Weighted-average grant date fair value	$4.66	$4.92
RSUs
Granted	3,668,000	3,322,000
Weighted-average grant date fair value	$15.45	$16.74
TSR PSUs
Granted	388,000	826,000
Weighted-average grant date fair value	$15.86	$21.21
Organic Revenue Growth PSUs
Granted	753,000	379,000
Weighted-average grant date fair value	$15.98	$16.08
OPG PSU
Granted	—	1,758,000
Weighted-average grant date fair value	$—	$17.04
As of June 30, 2025, the remaining unrecognized compensation expense related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs under the Company’s 2014 Plan and the B+L Plan amounted to $237 million, which will be amortized over a weighted-average period of 1.67 years.
As of June 30, 2025, the remaining unrecognized compensation expense related to all outstanding non-vested stock options, time-based RSUs and PSUs under the B+L Plan amounted to $157 million, which will be amortized over a weighted-average period of 1.65 years.

Bausch Health 2025 Employee Stock Purchase Plan
On May 13, 2025, the shareholders of the Company approved the Bausch Health Companies Inc. 2025 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides eligible employees with an opportunity to purchase common shares from the Company at a discount through accumulated payroll deductions. The ESPP will be implemented through a series of offering periods to eligible employees. Under the ESPP, the offering periods will have a duration of six months commencing on June 1 or December 1 and ending on November 30 or May 31. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the lower of the fair market value per common share on either the grant date or on the purchase date. As of June 30, 2025, there have not been any offering periods available to purchase common shares under the ESPP.
12.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	June 30, 2025	December 31, 2024
Foreign currency translation adjustment	$(1,773)	$(2,162)
Pension adjustment, net of tax	(17)	(17)
	$(1,790)	$(2,179)
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
13.RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Product related research and development	$154	$153	$293	$299
Quality assurance	5	3	9	8
	$159	$156	$302	$307
14.OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Acquired in-process research and development costs	$1	$3	$29	$3
Acquisition-related transaction costs	2	1	3	1
Litigation and other matters, net of insurance recoveries and restitutions	8	21	5	27
Acquisition-related contingent consideration	(29)	(4)	(40)	(6)
Gain on sale of assets, net	—	(1)	—	(5)
	$(18)	$20	$(3)	$20
Acquired in-process research and development costs for the three and six months ended June 30, 2025 are primarily related to Bausch + Lomb’s acquisition of Whitecap Biosciences.
Acquisition-related contingent consideration for the three and six months ended June 30, 2025 and 2024 reflects adjustments for changes in estimates in the timing and amounts of expected future royalty and milestone payments and accretion for the time value of money.

For the six months ended June 30, 2025, Litigation and other matters, net of insurance recoveries and restitutions includes restitution received in connection with a certain legal matter. For the three and six months ended June 30, 2024, Litigation and other matters, net of insurance recoveries and restitutions primarily relates to provisions for certain legal matters.
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
Provision for income taxes for the six months ended June 30, 2025 was $51 million and included: (i) $102 million of income tax provision for the Company’s ordinary loss for the six months ended June 30, 2025 and (ii) $51 million of net income tax benefit for discrete items, which includes: (a) $36 million of net income tax benefit related to the finalization of the settlement with the Internal Revenue Service (“IRS”) for the 2017 capital loss, (b) $19 million income tax benefit due to changes in uncertain tax positions, (c) $8 million income tax benefit for the discrete treatment of restructuring costs related to B+L and (d) $10 million income tax provision associated with the filing of certain income tax returns.
Provision for income taxes for the six months ended June 30, 2024 was $57 million and included: (i) $68 million of income tax provision for the Company’s ordinary loss for the six months ended June 30, 2024 and (ii) $11 million of net income tax benefit for discrete items, which includes $12 million of net income tax benefit related to uncertain tax positions.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was approximately $2,368 million and $2,284 million as of June 30, 2025 and December 31, 2024, respectively. The Company will continue to assess the need for valuation allowances on an ongoing basis.
As of June 30, 2025 and December 31, 2024, the Company had $951 million and $924 million, respectively, of unrecognized tax benefits, which included $82 million and $68 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of June 30, 2025, $401 million would reduce the Company’s effective tax rate, if recognized.
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
The IRS completed its examinations of the Company’s U.S. consolidated federal income tax returns for the years 2013 and 2014. There were no material adjustments to the Company’s taxable income as a result of these examinations, however the 2014 tax year remained open to the extent of the capital loss carry back from 2017. In June 2025, the IRS concluded its examination of the Company’s 2015, 2016 and short period tax return for the period ended September 8, 2017, which also closed the 2014 tax year. As a result, the Company recorded a tax benefit of approximately $64 million.
The Company’s U.S. affiliates remain under examination for various state tax audits in the U.S. for years 2017 through 2024.
The Company’s subsidiaries in Germany are under audit for tax years 2017 through 2019. During the three months ended September 30, 2023, the Company received a preliminary assessment from the German taxing authority for the 2014 through 2016 period that would disallow certain transfer pricing adjustments. The Company contested this alleged tax deficiency through the appropriate appeals process and reached a preliminary settlement with the German taxing authority during the year ended December 31, 2024. The settlement was then finalized with the taxing authority and resulted in an immaterial tax cost that closed out the 2014 to 2016 audit period.
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
Certain affiliates of the Company in regions outside of Canada, the U.S., Germany, Luxembourg and Australia are currently under examination by relevant taxing authorities, and all necessary accruals have been recorded, including uncertain income tax benefits. At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company’s Condensed Consolidated Financial Statements.
16.EARNINGS (LOSS) PER SHARE
Earnings (loss) per share attributable to Bausch Health Companies Inc. is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Net income (loss) attributable to Bausch Health Companies Inc.	$148	$10	$90	$(54)
Basic weighted-average common shares outstanding	370.9	367.9	370.3	367.4
Diluted effect of stock options and RSUs	2.2	2.3	3.2	—
Diluted weighted-average common shares outstanding	$373.1	$370.2	$373.5	$367.4
Earnings (loss) per share attributable to Bausch Health Companies Inc.
Basic	$0.40	$0.03	$0.24	$(0.15)
Diluted	$0.40	$0.03	$0.24	$(0.15)
During the six months ended June 30, 2024, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 2,862,000 common shares for the six months ended June 30, 2024.
During the three and six months ended June 30, 2025, time-based RSUs, performance-based RSUs and stock options to purchase approximately 14,086,000 and 13,911,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.
During the three and six months ended June 30, 2024, time-based RSUs, performance-based RSUs and stock options to purchase approximately 15,011,000 and 14,507,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.
During the three and six months ended June 30, 2025, an additional 2,054,000 performance-based RSUs were not included in the computation of diluted earnings per share as the required performance conditions had not been met.
During the three and six months ended June 30, 2024, an additional 1,208,000 performance-based RSUs were not included in the computation of diluted earnings per share as the required performance conditions had not been met.
17.SHAREHOLDER RIGHTS PLAN
On April 14, 2025, the Board of Directors of the Company adopted a shareholder rights plan (the “SRP”). The SRP is intended to ensure, to the extent possible, that all shareholders of the Company are treated fairly in connection with an offer to acquire common shares of the Company which, if acquired and beneficially owned (as defined in the SRP) by an Acquiring Person (as defined in the SRP), would result in such person owning 20% or more of the outstanding common shares of the Company. Pursuant to the SRP, one right (each, a “Right”) attached to each common share outstanding on April 14, 2025, and to each common share issued after such time and prior to the earlier of the Separation Time (as defined in the SRP) and Expiration (as defined in the SRP). Each Right entitles its holder, from and after the Separation Time, to purchase common shares of the Company, pursuant to the conditions set forth in the SRP, at a discount to the then market price of the Company’s common shares. The SRP is subject to ratification by the shareholders of the Company. On July 24, 2025, the Company published notice that October 7, 2025, has been set as the date for the special meeting of shareholders to approve the ratification of the SRP. If the SRP is not ratified by the shareholders within six months of its adoption, the SRP, together with the outstanding Rights, will terminate and cease to be effective.

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
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of June 30, 2025, the Company’s Condensed Consolidated Balance Sheets includes accrued current loss contingencies of $232 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
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
These individual shareholder actions assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Certain of these individual actions assert additional claims, including claims under Section 18 of the Exchange Act, Sections 11, 12(a)(2) and 15 of the Securities Act. These claims are based on alleged purchases of Company stock, options, and/or debt at various times between January 3, 2013 and August 10, 2016. The allegations in the complaints are similar to those made by plaintiffs in the putative class action. Discovery in the opt-out actions has concluded. Motions for summary judgment were filed on August 1, 2022. On May 22, 2023, the Special Master overseeing the opt-out litigation issued reports and recommendations denying Plaintiffs’ motions in their entirety, denying all motions filed by the Company and granting in part certain other defendants’ motions for summary judgment on subparts of their defenses. On January 2, 2024, the District Court issued decisions affirming in part and overruling in part the Special Master’s recommendations and granting partial summary judgment in favor of defendants on additional subparts of their defenses. No defendants were fully dismissed from the opt-out actions as a result of the District Court’s decisions. The total number of remaining opt-out actions pending in the District of New Jersey is eleven actions. Twenty-six of the thirty-seven opt-out actions have been dismissed.
On January 7, 2019, the Court entered a stipulation of voluntary dismissal in the Senzar opt-out action. On June 19, 2020, the Court entered stipulations of voluntary dismissal in the Catalyst, Mississippi, Connecticut and Delaware actions. On July 13, 2020, the Court entered a stipulation of voluntary dismissal in the NYCERS action. On December 30, 2020, the Court entered a stipulation of voluntary dismissal in the BlueMountain action. On February 18, 2021, and March 10, 2021, the Court entered stipulations of voluntary dismissal in the T. Rowe, BloombergSen, Principal Funds, Pentwater, Lord Abbett, Equity Trustees and UC Regents actions. On April 30, 2021, the Court entered a stipulation of voluntary dismissal in the Florida SBA action. On July 20, 2021, the Court entered a stipulation of voluntary dismissal in the Janus action. On December 13, 2024, the Court entered a stipulation of voluntary dismissal in the GMO Trust action. On February 14, 2025, the Court entered stipulations of voluntary dismissal in the Boeing, 2012 Dynasty, Northwestern and Maverick actions. In April 2025, the Company executed a confidential settlement agreement of the Blackrock action and the Blackrock Canadian Claims, as defined in the Canadian Securities Litigation – Opt-Out Litigation description, below. On April 22, 2025, the Court entered a stipulation of voluntary dismissal in the Blackrock action.
On April 10, 2025, the Court issued an order setting the following cases for a consolidated trial to begin on September 23, 2025: MSD Torchlight Partners, L.P. v. Valeant Pharmaceuticals Int’l, Inc., No. 16-7324 (“MSD”); Forsta AP-Fonden v. Valeant Pharmaceuticals Int’l, Inc., No. 17-12088 (“Forsta”); Ahuja v. Valeant Pharmaceuticals Int’l, Inc., No. 18-846 (“Ahuja”); Brahman Partners II, L.P. v. Valeant Pharmaceuticals Int’l, Inc., No. 18-893 (“Brahman”); USAA Mutual Funds Trust v. Valeant Pharmaceuticals Int’l, Inc., No. 20-7462 (“USAA”); Templeton v. Valeant Pharmaceuticals Int'l, Inc., No. 20-54 78 (“Templeton”). On June 11, 2025, the Court entered stipulations of voluntary dismissal in the following actions: Forsta, USAA, GIC Private Ltd. v. Valeant Pharmaceuticals International Inc. (Case No. 20-cv-07460) and Okumus Opportunistic Value Fund, LTD v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-6513), dismissing two of the six cases set for trial in September 2025.
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
In addition to the class proceedings described above, on April 12, 2018, the Company was served with an application for leave filed in the Quebec Superior Court of Justice to pursue an action under the Quebec Securities Act against the Company and certain current or former officers and directors. This proceeding is captioned BlackRock Asset Management Canada Limited et al. v. Valeant, et al. (Court File No. 500-11-054155-185). The allegations in the proceeding are similar to those made by plaintiffs in the Catucci class action. On June 18, 2018, the same BlackRock entities filed an originating application (Court File No. 500-17-103749-183) against the same defendants asserting claims under the Quebec Civil Code in respect of the same alleged misrepresentations (collectively, the “Blackrock Canadian Claims”). In April 2025, the Company executed a confidential settlement agreement of the Blackrock Canadian Claims and the U.S. Blackrock action as described above in the U.S. Securities Litigation - Opt-Out Litigation. On May 7, 2025, the parties filed Notices of Settlement in the court record for the Blackrock Canadian Claims, which have now concluded.
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
Other Securities and RICO Related Matters
Hound Partners Lawsuit
In October 2018, Hound Partners Offshore Fund, LP, Hound Partners Long Master, LP and Hound Partners Concentrated Master, LP, filed a lawsuit against the Company in the Superior Court of New Jersey Law Division/Mercer County (Hound Partners Offshore Fund, LP et al. v. Valeant Pharmaceuticals International, Inc., et al. (No. MER-L-002185-18)) that asserts claims for common law fraud, negligent misrepresentation, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act. The allegations in the complaint are similar to those made in the Hound Partners opt-out case in the U.S. District Court for the District of New Jersey. This action is currently stayed. The Company disputes the claims and intends to vigorously defend this matter.
Antitrust
Generic Pricing Antitrust Litigation
The Company and its subsidiaries, Oceanside Pharmaceuticals, Inc. (“Oceanside”), Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“Bausch Health US”) and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“Bausch Health Americas”), as well as Bausch + Lomb Corporation (for the purposes of this paragraph, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania (MDL 2724, 16- MD-2724). The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The lawsuits, which are brought as putative class actions by direct purchasers, end payers, and indirect resellers, and as direct actions by direct purchasers, end payers, insurers, hospitals, pharmacies, and various Counties, Cities, and Towns, are consolidated into the MDL. There are also additional, separate complaints which are consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. State of Connecticut, et al. v. Sandoz, Inc., et al., (D. CT, C.A. No. 3:20-00802), in which Bausch Health US and Bausch Health Americas are defendants, has been remanded to and is pending in the U.S. District Court for the District of Connecticut. There are cases pending in the Court of Common Pleas of Philadelphia County and New York State Supreme Court against the Company and other defendants related to the multidistrict litigation. The Company disputes the claims against it and continues to defend itself vigorously.
Additionally, Bausch Health Companies Inc. and certain U.S. and Canadian subsidiaries (for the purposes of this paragraph, collectively the “Company”) have been named as defendants in a proposed class proceeding entitled Kathryn Eaton v. Teva Canada Limited, et al. in the Federal Court in Toronto, Ontario, Canada (Court File No. T-607-20). The plaintiff seeks to certify a proposed class action on behalf of persons in Canada who purchased generic drugs in the private sector, alleging that the Company and other defendants violated the Competition Act by conspiring to allocate the market, fix prices, and maintain the supply of generic drugs, and seeking damages under federal law. The proposed class action contains similar allegations to the In re: Generic Pharmaceuticals Pricing Antitrust Litigation pending in the U.S. Court for the Eastern District of Pennsylvania. The Company disputes the claims against it and intends to defend itself vigorously.
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
Xifaxan® Paragraph IV Proceedings
The Company filed lawsuits against Norwich Pharmaceuticals Inc. (“Norwich”), Amneal Pharmaceuticals of New York LLC, Zydus Pharmaceuticals (USA) Inc. (“Zydus”), Cipla USA, Inc. (“Cipla”), Carnegie Pharmaceuticals LLC (“Carnegie”) (now settled), Mylan Pharmaceuticals Inc. (“Mylan”), SABA Ilac Sanayi ve Ticaret A.S. (“SABA”) and Alkem Laboratories Ltd. (“Alkem”) concerning the Company’s Xifaxan® (rifaximin) 550 mg tablets. The foregoing lawsuits and related litigation are referred to collectively as the “Xifaxan® Generics Litigation”.
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
In a letter to Norwich on January 10, 2025, the FDA granted tentative approval to the Norwich Second ANDA. In the January 10 letter, the FDA confirmed that the first ANDA applicant for rifaximin 550 mg tablets is eligible for 180-day exclusivity. The 180-day exclusivity precludes the FDA from granting final approval to the Norwich Second ANDA. On January 13, 2025, Norwich brought a lawsuit against the FDA in the DC District Court, alleging that the FDA acted improperly by only granting tentative approval to the Norwich Second ANDA rather than final approval (the “Second Norwich DC Lawsuit”). In the Second Norwich DC Lawsuit, Norwich asserts (1) that the Norwich Second ANDA is not subject to a 30-month stay of approval and (2) that the first ANDA applicant for rifaximin 550 mg tablets forfeited their 180-day exclusivity. Teva Pharmaceuticals USA, Inc. (“Teva”) and Salix intervened in the Second Norwich DC Lawsuit as defendants. On April 17, 2025, the DC District Court granted summary judgment in favor of the FDA, Teva, and the Company. The DC District Court confirmed that the FDA’s decision to only tentatively approve the Norwich Second ANDA was not arbitrary, capricious, or contrary to law because Teva had not forfeited its 180-day exclusivity. On April 18, 2025, Norwich appealed the judgment to the DC Circuit.
The Amneal Xifaxan® Litigation

On February 28, 2024, the Company received a Notice of Paragraph IV Certification from Amneal Pharmaceuticals of New York, LLC, U.S. Agent for Amneal EU, Limited (collectively “Amneal”), in which Amneal asserted that certain U.S. Patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, offer for sale, and/or importation of Amneal’s generic rifaximin tablets, 550 mg, for which Amneal filed an ANDA. On April 5, 2024, the Company and Alfasigma filed suit against Amneal in the U.S. District Court for the District of New Jersey pursuant to the Hatch-Waxman Act, alleging infringement by Amneal of one or more claims of the Xifaxan® patents, thereby triggering a 30-month stay of the approval of Amneal’s ANDA for rifaximin tablets, 550 mg. Although enjoined from granting final approval, the FDA granted tentative approval to Amneal’s ANDA on January 16, 2025.
The Zydus Xifaxan® Litigation
The Company received a Notice of Paragraph IV Certification from Zydus, dated August 15, 2024, in which Zydus asserted that certain U.S. Patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, offer for sale, and/or importation of Zydus’s generic rifaximin tablets, 550 mg, for which Zydus filed an ANDA. On September 27, 2024, the Company and Alfasigma filed suit against Zydus in the U.S. District Court for the District of New Jersey pursuant to the Hatch-Waxman Act, alleging infringement by Zydus of one or more claims of the Xifaxan® patents, thereby triggering a 30-month stay of the approval of Zydus’s ANDA for rifaximin tablets, 550 mg. Although enjoined from granting final approval, the FDA granted tentative approval to Zydus’s ANDA on May 30, 2025.
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
The Alkem Xifaxan® Litigation
The Company received a Notice of Paragraph IV Certification from Alkem, dated April 28, 2025, in which Alkem asserted that certain U.S. Patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, offer for sale, and/or importation of Alkem’s generic rifaximin tablets, 550 mg, for which Alkem filed an ANDA. On June 10, 2025, the Company filed suit against Alkem pursuant to the Hatch-Waxman Act, alleging infringement by Alkem of one or more claims of the Xifaxan® patents, thereby triggering a 30-month stay of the approval of Alkem’s ANDA for rifaximin tablets, 550 mg.
The Company remains confident in the strength of the Xifaxan® patents and intends to vigorously defend its intellectual property.

The MSN Trulance® Paragraph IV Proceedings
In April 2021, the Company commenced litigation against MSN Laboratories Private Ltd. (“MSN”) in the U.S. District Court for the District of New Jersey alleging patent infringement by MSN’s filing of an ANDA for generic Trulance® (plecanatide) 3 mg tablets. The Company filed the lawsuit following receipt of a Notice of Paragraph IV Certification from Mylan, in which MSN asserted that the U.S. patents listed in the FDA’s Orange Book for Trulance® tablets, 3 mg, were invalid, unenforceable and/or would not be infringed by the commercial manufacture, use or sale of MSN’s generic plecanatide tablets, 3 mg. The court ordered a 3-day bench trial to begin November 10, 2025.
The Company remains confident in the strength of the Trulance® patents and intends to vigorously defend its intellectual property.
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
Lumify® Paragraph IV Proceedings - DRL, Somerset & Gland
On August 16, 2021, Bausch & Lomb Incorporated (“B&L Inc.”) received a Notice of Paragraph IV Certification from Slayback Pharma LLC (“Slayback”), in which Slayback asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Lumify® (brimonidine tartrate solution) drops (the “Lumify Patents”), are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Slayback’s generic drops, for which an ANDA has been filed by Slayback. B&L Inc., through its affiliate Bausch + Lomb Ireland Limited, exclusively licenses the Lumify Patents from Eye Therapies, LLC (“Eye Therapies”). On September 10, 2021, B&L Inc., Bausch + Lomb Ireland Limited and Eye Therapies filed suit in the U.S. District Court for the District of New Jersey against Slayback pursuant to the Hatch-Waxman Act, alleging infringement by Slayback of one or more claims of the Lumify Patents (the “Slayback Lawsuit”), thereby triggering a 30-month stay of the approval of the Slayback ANDA. Since then, U.S. Patent No. 9,259,425 has been dismissed from the case.

On May 15, 2023, the United States Patent & Trademark Office’s Patent Trial and Appeal Board (“PTAB”) issued a Final Written Decision, finding all claims of U.S. Patent No. 8,293,742 unpatentable (IPR2022-00142). This decision was appealed to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). The Federal Circuit issued its opinion on June 30, 2025, which reversed the PTAB’s claim construction of certain limitation, vacated its obviousness finding, and remanded for further proceedings. The mandate has not yet issued and thus the remand is not yet effectuated.
Furthermore, two additional patents (U.S. Patent Nos. 11,596,600 and 11,833,245) have issued and been listed in the Orange Book as related to Lumify®. Lawsuits alleging infringement of these patents were filed in the U.S. District Court for the District of New Jersey against Slayback and its licensee, Dr. Reddy’s Laboratories S.A. and Dr. Reddy’s Laboratories, Inc. (collectively, “DRL”) (the “DRL Lawsuits”). The Slayback Lawsuit and DRL Lawsuits were subsequently consolidated into one district court action before the U.S. District Court for the District of New Jersey (3:21-cv-16766-RK-RLS). On December 15, 2023, B&L Inc., Bausch + Lomb Ireland Limited, and Eye Therapies filed a Motion for a Preliminary Injunction requesting the court to enjoin any infringing activities by DRL and a hearing was held in January 2024. On May 10, 2024, the Court denied Plaintiffs’ Motion, finding that Plaintiffs had not proven that they would be “irreparably harmed” absent a preliminary injunction.
Additionally, on December 18, 2023, B&L Inc., Bausch + Lomb Ireland Limited, and Eye Therapies amended its complaint in the consolidated district court action to add claims for copyright infringement, as well as claims under the Lanham Act, including trademark and trade dress infringement. DRL subsequently petitioned for inter partes review (“IPR”) of the U.S. Patent Nos. 11,596,600 and 11,833,245; the PTAB instituted both petitions (IPR2024-00467 and IPR2024-00563). Oral argument was held before the PTAB on May 13, 2025.
On July 9, 2025, settlement was reached with DRL and B&L Inc., Bausch + Lomb Ireland Limited, Eye Therapies and DRL entered into a settlement agreement effective as of July 9, 2025, providing for, among other things, a market entry date of June 30, 2027 (or earlier subject to certain acceleration clauses) for DRL’s generic drops. On July 14, 2025, the consolidated district court action (3:21-cv-16766-RK-RLS) was dismissed without prejudice and on July 22, 2025, the PTAB terminated IPR2024-00467 and IPR2024-00563. After a mandate issues from the Federal Circuit, a joint motion to terminate the IPR2022-00142 will be filed.
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
In addition to the intellectual property matters described above, in connection with Vyzulta® and Lotemax® SM products, Bausch + Lomb previously commenced (or may in the future commence in response to a recently received Notice of Paragraph IV Certification) infringement proceedings against potential generic competitors in the U.S. In connection with Vyzulta®, two matters have been resolved and dismissed and one Notice of Paragraph IV Certification is under review. In connection with Lotemax® SM, one matter resulted in a four-day bench trial starting January 13, 2025, and the parties await a decision; another matter was recently filed in the U.S. District Court for the District of New Jersey and is ongoing.
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

Mylan and MSN filed IPR petitions for certain U.S. patents listed in the FDA’s Orange Book for Trulance® (plecanatide). On March 21, 2022, Mylan filed a petition for IPR of U.S. Patent No. 7,041,786 (the “’786 Patent”), which was then instituted on September 14, 2022. On October 12, 2022, MSN also filed a petition for IPR of the ’786 Patent and the PTAB then issued a decision on December 14, 2022, instituting MSN’s IPR and joining it with Mylan’s IPR. On September 8, 2023, the PTAB issued a decision finding that Mylan and MSN had not shown that the ’786 Patent is unpatentable. On September 28, 2023, Mylan appealed the PTAB’s September 8th decision to the Federal Circuit. The Federal Circuit held oral arguments on April 7, 2025. On June 20, 2025, the Federal Circuit issued a decision vacating the PTAB’s September 8th decision and remanded the matter back to the PTAB for additional fact-finding.
The Company remains confident in the strength of the patent and intends to vigorously defend its intellectual property.
Product Liability
Shower to Shower® Products Liability Litigation
Since 2016, the Company and its affiliates, including Bausch + Lomb, have been named in a number of product liability lawsuits involving the Shower to Shower® body powder product acquired in September 2012 from Johnson & Johnson; due to dismissals, twenty-three (23) of such product liability suits currently remain pending. In three (3) cases pending in the Atlantic County, New Jersey Multi-County Litigation, agreed stipulations of dismissal have been entered by the Court, thus dismissing the Company from those cases. One (1) case was also recently dismissed with prejudice in its entirety for failure of plaintiff to comply with court orders requiring plaintiff fact sheets. Two (2) cases in the federal multidistrict litigation were dismissed recently for failure to comply with orders requiring plaintiff profile forms. Potential liability (including its attorneys’ fees and costs) arising out of these remaining suits is subject to full indemnification obligations of Johnson & Johnson owed to the Company and its affiliates, including Bausch + Lomb, and legal fees and costs will be paid by Johnson & Johnson. Twenty-two (22) of these lawsuits filed by individual plaintiffs allege that the use of Shower to Shower® caused the plaintiffs to develop ovarian cancer, mesothelioma or breast cancer. The allegations in these cases include failure to warn, design defect, manufacturing defect, negligence, gross negligence, breach of express and implied warranties, civil conspiracy concert in action, negligent misrepresentation, wrongful death, loss of consortium and/or punitive damages. The damages sought include compensatory damages, including medical expenses, lost wages or earning capacity, loss of consortium and/or compensation for pain and suffering, mental anguish anxiety and discomfort, physical impairment and loss of enjoyment of life. Plaintiffs also seek pre- and post-judgment interest, exemplary and punitive damages, and attorneys’ fees. Additionally, two proposed class actions were filed in Canada against the Company and various Johnson & Johnson entities (one in the Supreme Court of British Columbia and one in the Superior Court of Quebec), on behalf of persons who have purchased or used Johnson & Johnson’s Baby Powder or Shower to Shower®. The class actions allege the use of the product increases certain health risks (British Columbia) or negligence in failing to properly test, failing to warn of health risks, and failing to remove the products from the market in a timely manner (Quebec). The plaintiffs in these actions are seeking awards of general, special, compensatory and punitive damages. On November 17, 2020, the British Columbia court issued a judgment declining to certify a class as to the Company or Shower to Shower®, and at this time no appeal of that judgment has been filed. On December 16, 2021, the plaintiff in the British Columbia class action filed a Second Amended Notice of Civil Claim and Application for Certification, removing the Company as a defendant; as a result, the British Columbia class action is concluded as to the Company.
In October 2021, Johnson & Johnson, through one or more subsidiaries, purported to complete a Texas divisional merger with respect to any talc liabilities at Johnson & Johnson Consumer, Inc. (“JJCI”). LTL Management, LLC (“LTL”), the resulting entity of the divisional merger, assumed JJCI’s talc liabilities and thereafter filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Western District of North Carolina, which in November 2021 was transferred to the U.S. Bankruptcy Court for the District of New Jersey (the “New Jersey Bankruptcy Court”). The first bankruptcy case was dismissed on April 4, 2023, after a decision by the Third Circuit Court of Appeals, and LTL re-filed a new Chapter 11 case on the same day. Several motions to dismiss were again filed, and on August 11, 2023, the second Chapter 11 case was dismissed. LTL and certain supporting creditors and tort claimants appealed, and on July 25, 2024, the Third Circuit affirmed the dismissal order, and LTL’s second bankruptcy case was closed. During the pendency of LTL’s bankruptcy cases, the New Jersey Bankruptcy Court extended a preliminary injunction that had stayed substantially all cases subject to the indemnification agreement related to Johnson & Johnson’s talc liability, which injunction was terminated in connection with the bankruptcy case dismissal.
In December 2023, LTL changed its name to LLT Management LLC (“LLT”). In June and July 2024, LLT solicited votes for a new “pre-packaged” Chapter 11 plan, and after the reported successful solicitation of votes to commence the planned bankruptcy, LLT and certain affiliates underwent another corporate restructuring that resulted in two entities, Red River Talc LLC (“Red River”) and Pecos River Talc LLC (“Pecos River”), assuming the talc liabilities of LLT. On September 20, 2024, Red River filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of Texas (the “Texas Bankruptcy Court”), seeking to resolve all ovarian cancer related talc claims. On October 21, 2024, the Texas Bankruptcy Court agreed to enter a temporary restraining order and preliminary injunction staying all ovarian cancer-related talc claims at least through December 2024, which it has since extended through March 15, 2025. On December 9, 2024, Red River filed a Second Amended Chapter 11 plan incorporating the settlement with the Talc Claimants’ Committee. A hearing on confirmation of the plan and any objections thereto began on February 18, 2025. Johnson & Johnson has reported that the entity Pecos River will be responsible for resolving all non-ovarian cancer-related talc claims outside of bankruptcy. After the conclusion of the confirmation hearing, on March 31, 2025, the Texas Bankruptcy Court issued a memorandum decision denying confirmation of the plan, ordering the dismissal of Red River’s bankruptcy case and vacating the preliminary injunction. The debtor’s time to appeal has expired. Certain claimants filed motions to reconsider the dismissal of the bankruptcy case. Those motions were denied and the time to appeal has expired.
Red River, Pecos River and Johnson & Johnson continue to have indemnification obligations running to the Company and its affiliates, including Bausch + Lomb, for Shower to Shower® related product liability litigation. It is our expectation that Johnson & Johnson, in accordance with the applicable indemnification agreement, will continue to vigorously defend the Company and Bausch + Lomb, in each of the remaining actions, and that the Company and Bausch + Lomb will not incur any material losses with respect to indemnification claims as a result of the divisional merger or the bankruptcy.
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
In May 2020, the District Court granted defendants’ motion to dismiss, holding that Plaintiff-relator’s qui tam action was precluded by the False Claims Act’s public disclosure bar. Plaintiff-relator appealed to the U.S. Court of Appeals for the Ninth Circuit. In August 2023, the Court of Appeals reversed the District Court’s order and remanded to the District Court for further proceedings. In September 2023, the Company filed a petition for rehearing or rehearing en banc with the Court of Appeals. On January 5, 2024, the Court of Appeals panel denied the petition and issued an amended opinion, still reversing the District Court’s order and remanding the case to the District Court for further proceedings. On April 4, 2024, the Company filed a petition for a writ of certiorari to the Supreme Court, which was denied on October 7, 2024. Mandate issued and the case returned to the District Court. On November 27, 2024, Plaintiff-relator filed an amended complaint. The Company filed a motion to dismiss the amended complaint on February 5, 2025. On July 22, 2025, the District Court granted the motion to dismiss with leave to amend, holding that the amended complaint did not adequately differentiate between the multiple named defendants. Plaintiff-relator must file any amended complaint by August 11, 2025. The Company disputes the claims against it and intends to defend itself vigorously.
Completed or Inactive Matters
The following matters have concluded, have settled, are the subject of an agreement to settle or have otherwise been closed during or prior to the three months ended June 30, 2025 or have been inactive from the Company’s perspective for several fiscal quarters or the Company anticipates that no further material activity will take place with respect thereto. Due to the closure, settlement, inactivity or change in status of the matters referenced below, these matters will no longer appear in the Company’s future public reports and disclosures, unless required or as deemed appropriate. With respect to inactive matters, to the extent material activity takes place in subsequent quarters with respect thereto, the Company will provide updates as required or as deemed appropriate.
The Carnegie Xifaxan® Litigation
The Company received a Notice of Paragraph IV Certification from Carnegie, dated October 1, 2024, in which Carnegie asserted that certain U.S. Patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, offer for sale, and/or importation of Carnegie’s generic rifaximin tablets, 550 mg, for which Carnegie filed an ANDA. On November 7, 2024, the Company filed suit against Carnegie pursuant to the Hatch-Waxman Act, alleging infringement by Carnegie of one or more claims of the Xifaxan® patents, thereby triggering a 30-month stay of the approval of Carnegie’s ANDA for rifaximin tablets, 550 mg. On June 12, 2025, the parties executed a confidential settlement agreement to resolve the lawsuit. The court dismissed the lawsuit on June 23, 2025.
The Mylan Trulance® Paragraph IV Proceedings
In April 2021, the Company filed a patent infringement suit against Mylan in the U.S. District Court for the Northern District of West Virginia for filing an ANDA for generic Trulance® (plecanatide) 3 mg tablets. The Company filed the lawsuit following receipt of a Notice of Paragraph IV Certification from Mylan in which Mylan asserted that the U.S. patents listed in the FDA’s Orange Book for Trulance® tablets, 3 mg, were invalid, unenforceable and/or would not be infringed by the commercial manufacture, use or sale of Mylan’s generic plecanatide tablets, 3 mg. The Company and Mylan executed a confidential settlement on May 8, 2025. On May 14, 2025, the court dismissed the Mylan lawsuit.

Rifaximin Breach of Contract Litigation
On September 8, 2022, Lupin Ltd. (“Lupin”) filed a lawsuit in the U.S. District Court for the Southern District of New York against Salix Pharmaceuticals, Inc. and the Company, asserting breach of contract claims relating to a 2009 manufacturing and supply agreement between Lupin and Salix Pharmaceuticals, Inc. concerning rifaximin. On November 18, 2022, Lupin filed an Amended Complaint, which added Bausch Health US as a defendant. On March 28, 2023, the Company was dismissed without prejudice. On October 10, 2023, Salix Pharmaceuticals, Inc. asserted counterclaims against Lupin for breach of contract. The parties executed a confidential settlement agreement to resolve the matter effective June 4, 2025, which includes no admission of wrongdoing or liability as to the claims asserted. On June 9, 2025, the case was dismissed with prejudice as to all claims and counterclaims. This matter has now concluded.
PreserVision® AREDS Patent Litigation
PreserVision® AREDS and PreserVision® AREDS 2 are OTC eye vitamin formulas for those with moderate to advanced age-related macular degeneration. The PreserVision® U.S. formulation patent expired in March 2021, but a patent covering methods of using the formulation remains in force into 2026. B&L Inc. has filed patent infringement proceedings against 20 named defendants in 17 proceedings claiming infringement of these patents and, in certain circumstances, related unfair competition and false advertising causes of action. All of these proceedings are now closed, with fifteen settling and two resulting in default. The last ongoing matter (Bausch & Lomb Inc. & PF Consumer Healthcare 1 LLC v. SBH Holdings LLC, C.A. No. 20-cv-01463-GBW-CJB (D. Del.)) was dismissed with prejudice on April 10, 2025.
New Mexico Attorney General Consumer Protection Action
The Company and Bausch Health US were named in an action brought by State of New Mexico ex rel. Hector H. Balderas, Attorney General of New Mexico, in the County of Santa Fe New Mexico First Judicial District Court (New Mexico ex rel. Balderas v. Johnson & Johnson, et al., Civil Action No. D-101-CV-2020-00013, filed on January 2, 2020), alleging consumer protection claims against Johnson & Johnson and Johnson & Johnson Consumer, Inc., the Company and Bausch Health US related to Shower to Shower® and its alleged causal link to mesothelioma and other cancers. In April 2020, Bausch Health US filed a motion to dismiss, which in September 2020, the Court granted in part as to the New Mexico Medicaid Fraud Act and New Mexico Fraud Against Taxpayers Act claims and denied as to all other claims. The State of New Mexico brought claims against all defendants under the New Mexico Unfair Practices Act and other common law and equitable causes of action, alleging defendants engaged in wrongful marketing, sale and promotion of talcum powder products. The lawsuit sought to recover the cost of the talcum powder products as well as the cost of treating asbestos-related cancers allegedly caused by those products. Bausch Health US filed its answer on November 16, 2020. On December 30, 2020, Johnson & Johnson filed a Motion for Partial Judgment on the Pleadings and on January 4, 2021, Bausch Health US filed a joinder to that motion, which was denied on March 8, 2021. Trial was scheduled to begin on May 30, 2023, until the case was stayed by an interlocutory appeal to the New Mexico Supreme Court by Johnson & Johnson. That stay was lifted on October 21, 2024 when the New Mexico Supreme Court ruled in favor of Johnson & Johnson and reversed the trial court, remanding the case back for further proceedings.
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
The State has negotiated a settlement of the lawsuit with Johnson & Johnson, in which the Company and its affiliates, including Bausch + Lomb, are released parties. Following completion of the settlement and payment, a consent judgment dismissing the Company and its affiliates was entered on May 5, 2025.

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
Segment Revenues and Profits
Segment revenues, profits and reconciliation of segment profit to consolidated Income (loss) before income taxes were as follows:

	Three Months Ended June 30,
	Salix		International		Solta Medical		Diversified		Bausch + Lomb		Total
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Revenues:
Total revenues	$627	$558	$278	$276	$128	$102	$219	$251	$1,278	$1,216	$2,530	$2,403
Less:
Cost of goods sold (excluding amortization and impairments of intangible assets)	39	49	117	116	36	26	33	35	523	482
Costs of other revenues	—	—	14	10	—	—	—	—	2	1
Selling, general and administrative	112	102	63	57	32	26	43	46	470	429
Research and development	21	30	6	7	6	3	4	4	35	30
Segment profit	$455	$377	$78	$86	$54	$47	$139	$166	$248	$274	$974	$950
Corporate											(261)	(254)
Amortization of intangible assets											(256)	(270)
Asset impairments											—	(5)
Restructuring, integration and separation costs											(31)	(12)
Other (income) expense, net											18	(20)
Operating income											444	389
Interest income											13	8
Interest expense											(465)	(350)
Gain on extinguishment of debt											178	12
Foreign exchange and other											(30)	(11)
Income before income taxes											$140	$48

	Six Months Ended June 30,
	Salix		International		Solta Medical		Diversified		Bausch + Lomb		Total
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Revenues:
Total revenues	$1,169	$1,057	$540	$541	$241	$190	$424	$453	$2,415	$2,315	$4,789	$4,556
Less:
Cost of goods sold (excluding amortization and impairments of intangible assets)	82	90	219	225	63	45	63	71	1,004	905
Costs of other revenues	—	—	31	21	—	—	—	—	3	2
Selling, general and administrative	223	204	115	110	60	51	88	94	917	834
Research and development	38	57	12	12	11	7	7	8	63	58
Segment profit	$826	$706	$163	$173	$107	$87	$266	$280	$428	$516	$1,790	$1,762
Corporate											(529)	(498)
Amortization of intangible assets											(512)	(544)
Asset impairments											—	(6)
Restructuring, integration and separation costs											(32)	(24)
Other (income) expense, net											3	(20)
Operating income											720	670
Interest income											24	17
Interest expense											(795)	(705)
Gain on extinguishment of debt											178	23
Foreign exchange and other											(34)	(26)
Income (loss) before income taxes											$93	$(21)

During the six months ended June 30, 2025 and 2024, ten products represented 50% and 48% of total revenues, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” “Bausch Health,” and similar terms refer to Bausch Health Companies Inc. and its subsidiaries, taken together. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes (the “Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended, and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning of applicable Canadian securities laws (collectively “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our accompanying unaudited interim Condensed Consolidated Financial Statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2024, which were included in our Annual Report on Form 10-K filed on February 19, 2025. In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional company information is available on SEDAR+ at www.sedarplus.ca and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted. Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.
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
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Surgical and Pharmaceuticals products.
For additional discussion of our reportable segments, see Note 19, “SEGMENT INFORMATION” to our unaudited interim Condensed Consolidated Financial Statements.
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, we announced our plan to separate our eye health business consisting of our Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals businesses into an independent publicly traded entity, Bausch + Lomb, from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). As part of this plan, in May 2022, a wholly owned subsidiary of Bausch Health sold common shares of B+L pursuant to an initial public offering of Bausch + Lomb (the “B+L IPO”). Following the B+L IPO, Bausch Health indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 88% of B+L’s outstanding common shares as of July 23, 2025.
We continue to believe that the B+L Separation, which may include the transfer of all or a portion of the Company’s remaining direct or indirect equity interest in Bausch + Lomb to its shareholders, the monetization of all or a portion of our ownership interest in Bausch + Lomb, or a combination thereof, makes strategic sense. The completion of the B+L Separation is subject to the achievement of targeted debt leverage ratios and the receipt of any applicable shareholder and other necessary approvals. We continue to evaluate all relevant factors and considerations related to the B+L Separation, including the Xifaxan® Generics Litigation (see “Xifaxan® Paragraph IV Proceedings” of Note 18, “LEGAL PROCEEDINGS” to our unaudited interim Condensed Consolidated Financial Statements).
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
April 2025 Refinancing Transactions
On April 8, 2025, we closed a series of transactions (the “April 2025 Refinancing Transactions”) whereby an indirect wholly-owned subsidiary of the Company, 1261229 B.C. Ltd., a company incorporated under the laws of British Columbia, Canada (“126NumberCo”): (i) entered into a credit agreement which provides for new senior secured credit facilities (the “2025 Credit Agreement”) consisting of a five-year senior secured revolving credit facility in an amount of $500 million due April 8, 2030 (the “2030 Revolving Credit Facility”) and a $3,000 million 5.5-year senior secured term loan B facility due

October 8, 2030 (the “2030 Term Loan B Facility” and together with the 2030 Revolving Credit Facility, the “2025 Senior Secured Credit Facilities”) and (ii) issued $4,400 million aggregate principal amount of 10.00% senior secured notes due April 15, 2032 (the “2032 Senior Secured Notes”). 126NumberCo owns 185,468,421 common shares of Bausch + Lomb and is a non-guarantor restricted subsidiary under the indentures that govern the Company’s Existing Senior Notes.
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
In connection with the April 2025 Refinancing Transactions, on April 8, 2025, 126NumberCo terminated its commitment with a third-party lender to provide a senior secured bridge loan facility in an aggregate principal amount of up to $700 million.
The April 2025 Refinancing Transactions reduced our short term cash requirements for debt service by extending approximately $6,870 million in aggregate debt maturities from the years 2025 through 2028 to the years 2030 through 2032. This provides us more flexibility to operate and allows us to more effectively allocate capital to initiatives that will strengthen our products and brands.
B+L June 2025 Refinancing Activity
On June 26, 2025, Bausch + Lomb entered into a third amendment to its credit agreement (the “B+L June 2025 Credit Facility Amendment”; the B+L Original Credit Agreement, as amended by the B+L September 2023 Credit Facility Amendment, the B+L November 2024 Credit Facility Amendment and the B+L June 2025 Credit Facility Amendment, the “B+L Amended Credit Agreement”), whereby Bausch + Lomb entered into an $800 million revolving credit facility maturing June 26, 2030 (subject to customary “springing” maturity provisions) (the “B+L 2030 Revolving Credit Facility”) and a new $2,325 million term B loan facility maturing January 15, 2031 (the “B+L January 2031 Term Loan B Facility” and, together with the B+L September 2028 Term Loan B Facility, the “B+L Term Facilities”; the B+L Term Facilities, together with the B+L 2030 Revolving Credit Facility, the “B+L Senior Secured Credit Facilities”) (these transactions together, the “B+L June 2025 Refinancing Activity”).
On June 26, 2025, certain of Bausch + Lomb’s subsidiaries, Bausch + Lomb Netherlands B.V. and Bausch & Lomb Incorporated (the “B+L Issuers”), issued €675 million aggregate principal amount of Senior Secured Floating Rate Notes due January 2031 (the “B+L January 2031 Senior Secured Notes”). The proceeds from the B+L January 2031 Senior Secured Notes, along with the proceeds of the B+L January 2031 Term Loan B Facility, were used by Bausch + Lomb to: (i) repay in full borrowings under the B+L May 2027 Revolving Credit Facility(as defined below), (ii) refinance, in full, its outstanding term loans due 2027 and (iii) pay related fees and expenses.
As of June 30, 2025, we had aggregate maturities and mandatory payments of our principal balances of debt obligations as follows:

(in millions)	Remainder of 2025	2026	2027	2028	2029	2030	Thereafter	Total
Total debt obligations	$29	$660	$701	$6,223	$1,663	$4,018	$7,856	$21,150
On July 28, 2025, we issued an irrevocable notice of redemption pursuant to which we will redeem approximately $602 million of aggregate principal amount of our outstanding 9.25% Senior Unsecured Notes due 2026 using cash on hand. The redemption date is August 28, 2025.
On July 28, 2025, we gave notice to the administrative agent under our AR Facility Agreement (as defined in Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements), of our intention to repay using cash on hand, all outstanding amounts under our AR Credit Facility (as defined in Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements) and to terminate the AR Credit Facility effective October 27, 2025. As of July 30, 2025, the aggregate principal amount outstanding under the AR Credit Facility was $300 million.
The schedule of maturities above does not give effect to the redemption of the 9.25% Senior Unsecured Notes due 2026 and repayment of the AR Credit Facility as described above.
Gain on Extinguishment of Debt
In connection with the April 2025 Refinancing Transactions, the Company recognized a net gain on extinguishment of debt of $191 million. In connection with the B+L June 2025 Refinancing Activity, the Company recognized a loss on extinguishment of debt of $13 million.

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
As of June 30, 2025, we had approximately 75 projects in our global pipeline. Certain core internal R&D projects that have received a significant portion of our R&D investment in current and prior periods are listed below.
Gastrointestinal
•Rifaximin - We are conducting two ongoing global Phase 3 studies to evaluate a soluble solid dispersion (“SSD”) formulation of rifaximin, known as rifaximin SSD-40IR, as part of our RED-C clinical trial program. These trials aim to assess the drug’s ability to delay the first occurrence of overt hepatic encephalopathy (“OHE”) in patients with early decompensated liver cirrhosis. Rifaximin SSD-40IR is designed to enhance gastrointestinal solubility while minimizing systemic exposure, potentially improving efficacy and safety. Top line results for each of the Phase 3 studies are expected in early 2026.
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
Solta Medical
•Clear + Brilliant® Touch - The next generation Clear + Brilliant® laser is designed to deliver a customized and more comprehensive treatment protocol by providing patients of all ages and skin types the benefits of two wavelengths. Approval has been received in the United States, Australia, New Zealand, Philippines, Thailand, Taiwan, Malaysia, Singapore and Canada. We are awaiting a response to our submission from the European Medicines Agency of the European Union.
•Fraxel FTXTM - The next generation Fraxel® is a fractionated laser device for skin resurfacing launched in the U.S. in April 2025 at the American Society for Laser Medicine & Surgery. Further rollouts are planned for dermatologists, plastic surgeons and other licensed professionals.

•Thermage® FLX - A non-invasive, FDA-cleared skin rejuvenation treatment designed to reduce wrinkles and rhytids, including those on the upper and lower eyelids. It uses radiofrequency energy to stimulate collagen production, resulting in tighter, more contoured skin. The device was officially launched in China in January 2024 following approval by the National Medical Products Administration and received Health Canada approval in April 2025.
Dermatology
•CABTREO® Topical Gel - The first and only FDA-approved fixed-dose, triple-combination topical treatment for acne. CABTREO® Topical Gel was launched in the U.S. in the first quarter of 2024, in Canada in October 2024 and completed submission for approval to European Medicines Agency of the European Union.
Bausch + Lomb
•Lumify® Franchise – An OTC redness reliever eye drop that significantly reduces redness to help eyes look whiter and brighter. To date, Bausch + Lomb has launched and acquired the right to launch Lumify® in various countries. A new line extension formulation, Lumify® Preservative Free, for which the New Drug Application was approved by the FDA in April 2024, began launching in the first quarter of 2025. Additionally, Bausch + Lomb is in the process of initiating a Lumify® next generation clinical study, for which enrollment has been completed and topline results are expected by the end of 2025.
•BlinkTM Franchise – During June 2024, Bausch + Lomb expanded its OTC dry eye portfolio with the launch of BlinkTM NutriTears®, a clinically proven OTC supplement that targets the key root causes of dry eyes, promotes healthy tear production and provides noticeable relief of eye dryness symptoms. During June 2025, Bausch + Lomb began launching Blink® Nourish and Blink® Boost lubricating eye drops in the U.S.
•LuxLife® – Bausch + Lomb is expanding its portfolio of premium intraocular lenses (“IOL”) built on the “Lux” platform with the LuxLife® Trifocal IOL with two options, non-Toric and Toric for astigmatic patients. The European launch of this product is in process.
•Bausch + Lomb is expanding its portfolio of premium IOLs built on the enVista® platform with: enVista Aspire® monofocal and toric IOLs with Intermediate Optimized optics launched in the U.S. in October 2023, in Europe in January 2025 and the Canada launch is in process, enVista Envy® launched in Canada in June 2024 and the U.S. and Europe launches are in process. enVista BeyondTM (extended depth of focus) is anticipated to launch in the U.S. early 2027.
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
In July 2025, we entered into an agreement to acquire DURECT Corporation (“DURECT”), a biopharmaceutical company engaged in the development of epigenetic therapies that target dysregulated deoxyribonucleic acid methylation to transform the treatment of serious and life-threatening conditions, including acute organ injury. DURECT’s lead drug candidate, Larsucosterol, is a novel therapeutic molecule that has demonstrated promising results in Phase 2 trials for the treatment of alcohol-associated hepatitis and has been granted both Fast Track and Breakthrough Therapy designations by the FDA. We believe our hepatology development and commercial capabilities are well-suited to support the clinical development and potential commercialization of Larsucosterol. The acquisition is expected to close in the third quarter of 2025, subject to the satisfaction of certain closing conditions included in the agreement.

In January 2025, Bausch + Lomb acquired Whitecap Biosciences, LLC (“Whitecap Biosciences”). Whitecap Biosciences is currently developing two innovative therapies for potential use in glaucoma and geographic atrophy. This acquisition is expected to expand Bausch + Lomb’s clinical-stage pipeline.
In December 2024, Bausch + Lomb acquired Elios Vision, Inc., the developer of the ELIOS® procedure, the first clinically validated, minimally invasive glaucoma surgery procedure using an excimer laser. This acquisition is expected to bolster Bausch + Lomb’s glaucoma treatment portfolio.
In July 2024, Bausch + Lomb acquired TearLab Corporation, d/b/a Trukera Medical (“Trukera Medical”), a U.S.-based privately held ophthalmic medical diagnostic company. Trukera Medical commercializes ScoutPro®, a point-of-care portable device for precisely measuring osmolarity, the salt content of a person’s tears. This acquisition expands Bausch + Lomb’s presence in the dry eye disease market.
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

Salix - We believe in our GI product portfolio and we have implemented initiatives, including increasing our marketing investment in Xifaxan®, to further capitalize on the value of the infrastructure we have built around these products to extend our market share. We have continued our investment in Xifaxan® direct-to-consumer (“DTC”) advertising and new sales force capabilities. Additionally, our rifaximin SSD formulation is under development for the delay of first occurrence of OHE and other complications in patients with early decompensation in liver cirrhosis. The drug candidate is administered orally, and is a next-generation rifaximin formulation that acts by targeting the beta-subunit of bacterial DNA-dependent RNA polymerase. We have also invested in developing our investigational oral drug Amiselimod (S1P modulator) for the treatment of moderate to severe ulcerative colitis. We have met with the FDA for an end of Phase 2 meeting, as well as with the EU’s European Medicines Agency and Japan’s Pharmaceuticals and Medical Devices Agency for Amiselimod (S1P modulator) for the treatment of moderate to severe ulcerative colitis. All regulatory feedback is currently under review.
International - Our International product portfolio includes certain recently launched products such as Ryaltris® for moderate to severe seasonal allergic rhinitis and CABTREO® Topical Gel, a triple-combination topical treatment for acne that launched in Canada in October 2024. We continue to invest in the training and expansion of our sales and marketing teams.
Solta Medical - More than 75% of our Solta Medical business revenue has historically come from consumables, which we believe results in a durable business model. We continue to invest in expanding our presence in key markets, including broadening the reach of our DTC campaigns in the U.S., the expansion of Thermage® FLX which was approved by China’s National Medical Products Administration as a medical device in January 2024 and which was granted medical device license clearance by Health Canada in April 2025, and the strengthening of our sales force in the U.S. and Europe. We received FDA approval of Fraxel FTXTM in 2024 and launched in the U.S. in April 2025 at the American Society for Laser Medicine & Surgery.
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
In response to the investigation, Bausch + Lomb has implemented enhanced inspection protocols for IOLs, as well as more explicit standards for how the monomers that make up its lenses are prepared by vendors. With these new processes in place, Bausch + Lomb has returned to full production of all enVista IOLs and has been shipping into the market to resupply inventory.
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
Our revenues attributable to Russia, Ukraine and Belarus for each of the six months ended June 30, 2025 and 2024 were approximately 2% of our total revenues. In addition, we do not have any research or manufacturing facilities in Russia, Ukraine or Belarus. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on our business.
Conflict in the Middle East
The conflict between Israel and Hamas began during October 2023 and has since expanded to include other countries and militant groups in the region, including Iran. Our revenues attributable to the impacted regions for each of the six months ended June 30, 2025 and 2024 were inconsequential. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on our business.
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
One Big Beautiful Bill Act
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the “OBBBA”). The effects of this legislation for the Company include extending and modifying certain key provisions of the Tax Cuts and Jobs Act enacted in

December 2017 (both domestic and international). The corporate tax rate remains unchanged but bonus, depreciation and an adjustment to the interest limitation were retroactive to January 1, 2025. The OBBBA makes additional changes to international tax provisions, including substantive changes to existing Global Intangible Low Tax Income, foreign-derived intangible income, and base erosion and anti-abuse tax provisions. These changes are effective for taxable years after 2025. The Company is evaluating the impact of this legislation on its consolidated financial statements and related disclosures for 2025 and future years.
Health Care Reform
The U.S. federal and state governments continue to propose and pass legislation designed to regulate the health care industry. Many of these changes focused on health care cost containment, which resulted in pricing pressures relating to the sales and reimbursements of health care products.
In August 2022, the Inflation Reduction Act (“IRA”) was signed into law, which among other matters made significant changes to how drugs are covered and paid for under the Medicare program, including imposing financial penalties if drug prices are increased at a rate faster than inflation, redesigning Medicare Part D benefits to shift a greater portion of the costs to manufacturers and allowing the U.S. government to set prices for certain drugs in Medicare. The IRA also provides for (i) the U.S. government to set or “negotiate” prices for select high-cost Medicare Part D (beginning in 2026) and Medicare Part B drugs (beginning in 2028) that are more than nine years (for small-molecule drugs) or 13 years (for biological products) from their initial FDA approval, (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices increase faster than inflation beginning in 2022 for Medicare Part D and 2023 for Medicare Part B drugs and (iii) Medicare Part D redesign which replaces the current Part D Coverage Gap Discount Program and establishes a $2,000 cap for out-of-pocket limits costs for Medicare beneficiaries beginning in 2025, with manufacturers being responsible for 10% of costs up to the $2,000 cap and 20% after that cap is reached. In January 2025, the Centers for Medicare & Medicaid Services (“CMS”) selected Xifaxan® as one of the medicines for its drug price negotiation program as part of the IRA with an initial price applicability in 2027. It is possible that other of our products could be selected in future years. These negotiations could, among other things, accelerate revenue erosion prior to the expiration of intellectual property protections. Negotiations with CMS are scheduled to conclude in October 2025, and CMS is expected to announce the final price by November 30, 2025. The effect of reducing prices and reimbursement for certain of our products could significantly impact our business and consolidated results of operations.
In addition, a number of U.S. states have implemented IRA-like price controls on pharmaceutical manufacturers. All state Medicaid programs have implemented voluntary supplemental drug rebate programs that may provide states with additional manufacturer rebates in exchange for preferred status on a state’s formulary or for patient populations that are not included in the traditional Medicaid drug benefit coverage. In addition, certain U.S. states have passed legislation intended to impact pricing or requiring manufacturers to report price increases to states, including certain states also allowing for drug affordability (i.e. price control) review boards. It is expected that state legislatures will continue to focus on drug pricing in 2025 and beyond and that similar bills will be passed in more states. These proposals create new authorities for state regulatory bodies to limit reimbursement for certain drugs and such efforts may expand to additional states. We continue to evaluate the Company’s participation in government channels.
Generic Competition and Loss of Exclusivity
Certain of our products face the loss of exclusivity (“LOE”) in 2026 or in later years, following which we anticipate generic competition for these products. In certain cases, the LOE may be as a result of patent expiry, expiry of regulatory exclusivity, or negotiated settlements of some of our patent infringement proceedings against generic competitors. In some cases, we have granted licenses to such generic competitors, that permit them to enter the market with their generic products prior to the expiration of our applicable patent or regulatory exclusivity. Finally, for certain of our products that lost patent or regulatory exclusivity in prior years, we anticipate that generic competitors may launch in 2026 or in later years. Following LOE of and/or generic competition for a product, we would anticipate that product sales for such product would decrease significantly shortly following the LOE or entry of a generic competitor. Where we have the rights, we may elect to launch an authorized generic (“AG”) of such product (either ourselves or through a third-party) prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales; however, even with launch of an AG, the decline in product sales of such product would still be expected to be significant, and the effect on our future revenues could be material.
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
See Note 18, “LEGAL PROCEEDINGS” to our unaudited interim Condensed Consolidated Financial Statements elsewhere in this Form 10-Q, as well as Note 20, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC and the CSA on February 19, 2025, for further details regarding certain infringement proceedings.
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
FINANCIAL PERFORMANCE HIGHLIGHTS
The following table provides selected unaudited financial information for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share data)	2025	2024	Change	2025	2024	Change
Revenues	$2,530	$2,403	$127	$4,789	$4,556	$233
Operating income	$444	$389	$55	$720	$670	$50
Income (loss) before income taxes	$140	$48	$92	$93	$(21)	$114
Net income (loss) attributable to Bausch Health Companies Inc.	$148	$10	$138	$90	$(54)	$144
Earnings (loss) per share attributable to Bausch Health Companies Inc.
Basic	$0.40	$0.03	$0.37	$0.24	$(0.15)	$0.39
Diluted	$0.40	$0.03	$0.37	$0.24	$(0.15)	$0.39
Financial Performance
Summary of the Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
Revenues for the three months ended June 30, 2025 and 2024 were $2,530 million and $2,403 million, respectively, an increase of $127 million, or 5%. The increase is primarily attributable to growth in our Salix, Bausch + Lomb and Solta

Medical segments driven by: (i) higher volumes, (ii) improved net realized pricing, (iii) the favorable impact of foreign currencies and (iv) incremental sales attributable to acquisitions.
Operating income for the three months ended June 30, 2025 and 2024 was $444 million and $389 million, respectively, and included non-cash charges for Depreciation and amortization of intangible assets of $307 million and $318 million, Asset impairments of $0 and $5 million, and Share-based compensation of $46 million and $36 million, respectively. The increase in our operating results of $55 million reflects, among other factors:
•an increase in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $85 million primarily due to the increase in revenues as previously discussed;
•an increase in selling, general and administrative (“SG&A”) of $62 million primarily attributable to higher selling, advertising and promotion expenses primarily attributable to MIEBO®;
•a decrease in amortization of intangible assets of $14 million, primarily attributable to fully amortized intangible assets no longer being amortized in 2025; and
•an increase in Other income of $38 million, primarily attributable to: (i) changes in estimates related to Acquisition-related contingent consideration during the three months ended June 30, 2025 and (ii) charges for Litigation and other matters during the three months ended June 30, 2024 not recurring in 2025.
Income before income taxes for the three months ended June 30, 2025 and 2024 was $140 million and $48 million, respectively, an increase of $92 million. The increase is primarily attributable to: (i) an increase in Gain on extinguishment of debt of $166 million and (ii) the increase in our operating results of $55 million, as previously discussed, partially offset by: (i) an increase in Interest expense of $115 million and (ii) an unfavorable change in Foreign exchange and other of $19 million.
Net income attributable to Bausch Health for the three months ended June 30, 2025 and 2024 was $148 million and $10 million, respectively, an increase of $138 million, which is primarily attributable to the increase in Income before income taxes of $92 million as previously discussed, and the decrease in Provision for income taxes of $37 million.
Summary of the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
Revenues for the six months ended June 30, 2025 and 2024 were $4,789 million and $4,556 million, respectively, an increase of $233 million, or 5%. The increase is attributable to growth in our Salix, Bausch + Lomb and Solta Medical segments driven by: (i) higher volumes, (ii) improved net realized pricing and (iii) incremental sales attributable to acquisitions, partially offset by the unfavorable impact of foreign currencies.
Operating income for the six months ended June 30, 2025 and 2024 was $720 million and $670 million, respectively, and included non-cash charges for Depreciation and amortization of intangible assets of $612 million and $638 million, Asset impairments of $0 and $6 million and Share-based compensation of $89 million and $69 million, respectively. The increase in our operating results of $50 million reflects, among other factors:
•an increase in contribution of $128 million primarily due to the increase in revenues as previously discussed;
•an increase in SG&A of $135 million primarily attributable to higher selling, advertising and promotion expenses primarily attributable to MIEBO®;
•a decrease in amortization of intangible assets of $32 million, primarily attributable to fully amortized intangible assets no longer being amortized in 2025;
•a decrease in Asset impairments of $6 million, attributable to higher impairments for the six months ended June 30, 2024; and
•an increase in Other income of $23 million primarily attributable to: (i) changes in estimates related to Acquisition-related contingent consideration during the six months ended June 30, 2025 and (ii) charges for Litigation and other matters during the six months ended June 30, 2024 not recurring in 2025, partially offset by Acquired in-process research and development costs related to certain Bausch + Lomb acquisitions.
Income before income taxes for the six months ended June 30, 2025 was $93 million as compared to Loss before income taxes for the six months ended June 30, 2024 of $21 million, an increase in our results of $114 million. The change is primarily attributable to: (i) an increase in Gain on extinguishment of debt of $155 million and (ii) the increase in our operating results of $50 million as previously discussed, partially offset by an increase in interest expense of $90 million.

Net income attributable to Bausch Health for the six months ended June 30, 2025 was $90 million as compared to Net Loss attributable to Bausch Health of $54 million for the six months ended June 30, 2024, an increase in our results of $144 million, primarily due to the increase in our results of $114 million as previously discussed.
RESULTS OF OPERATIONS
Our unaudited operating results for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024	Change	2025	2024	Change
Revenues
Product sales	$2,504	$2,379	$125	$4,731	$4,508	$223
Other revenues	26	24	2	58	48	10
	2,530	2,403	127	4,789	4,556	233
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	748	708	40	1,431	1,336	95
Cost of other revenues	16	11	5	34	23	11
Selling, general and administrative	894	832	62	1,761	1,626	135
Research and development	159	156	3	302	307	(5)
Amortization of intangible assets	256	270	(14)	512	544	(32)
Asset impairments	—	5	(5)	—	6	(6)
Restructuring, integration and separation costs	31	12	19	32	24	8
Other (income) expense, net	(18)	20	(38)	(3)	20	(23)
	2,086	2,014	72	4,069	3,886	183
Operating income	444	389	55	720	670	50
Interest income	13	8	5	24	17	7
Interest expense	(465)	(350)	(115)	(795)	(705)	(90)
Gain on extinguishment of debt	178	12	166	178	23	155
Foreign exchange and other	(30)	(11)	(19)	(34)	(26)	(8)
Income (loss) before income taxes	140	48	92	93	(21)	114
Provision for income taxes	(12)	(49)	37	(51)	(57)	6
Net income (loss)	128	(1)	129	42	(78)	120
Net loss attributable to noncontrolling interest	20	11	9	48	24	24
Net income (loss) attributable to Bausch Health Companies Inc.	$148	$10	$138	$90	$(54)	$144
Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
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
Our revenues were $2,530 million and $2,403 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $127 million, or 5%. The increase was primarily due to: (i) an increase in volumes of $77 million, primarily attributable to our Bausch + Lomb, Solta Medical and Salix segments, (ii) an increase in net realized pricing of $21 million, attributable to our Salix and International segments, (iii) the favorable impact of foreign currencies of $21 million and (iv) incremental sales attributable to acquisitions of $6 million.
The changes in our segment revenues and segment profits for the three months ended June 30, 2025 are discussed in further detail below under “ — Reportable Segment Revenues and Profits.”

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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
	2025		2024
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$4,344	100.0%	$4,050	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	185	4.3%	170	4.2%
Returns	39	0.9%	47	1.2%
Rebates	1,080	24.8%	900	22.2%
Chargebacks	455	10.5%	479	11.8%
Distribution fees	81	1.9%	75	1.9%
Total provisions	1,840	42.4%	1,671	41.3%
Net product sales	2,504	57.6%	2,379	58.7%
Other revenues	26		24
Revenues	$2,530		$2,403
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 42.4% and 41.3% for the three months ended June 30, 2025 and 2024, respectively, an increase of 1.1 percentage points. The increase was primarily due to:
•rebates as a percentage of gross product sales which was higher primarily due to higher rebates for: (i) Bausch + Lomb’s XIIDRA® and MIEBO®, (ii) increased gross product sales for certain branded products such as CABTREO®, Xifaxan® and Jublia®, partially offset by lower gross product sales for Arazlo® and (iii) lower rebates for Trulance®, partially offset by
•chargebacks as a percentage of gross product sales which was lower primarily due to: (i) lower gross product sales of certain branded products such as Glumetza® SLX and Cardizem® CD certain generic products such as Uceris® AG, Migranal® AG and Cardizem® CD AG and (ii) lower chargeback rates for Ativan®, partially offset by increased gross product sales for Xifaxan®.
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
Cost of goods sold was $748 million and $708 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $40 million, or 6%. The increase was primarily driven: (i) higher volumes as previously discussed and (ii) the unfavorable impact of foreign currencies.
Cost of goods sold as a percentage of product sales revenue were 29.9% and 29.8% for the three months ended June 30, 2025 and 2024, respectively.
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
SG&A expenses were $894 million and $832 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $62 million, or 7%. The increase was primarily attributable to: (i) selling, advertising and promotion expenses primarily attributable to MIEBO® and (ii) general and administrative expenses, primarily driven by higher compensation costs.
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
R&D expenses were $159 million and $156 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $3 million, or 2%. The increase is primarily attributable to lower spend on certain projects in the Salix segment, partially offset by an increase in spend on certain projects in the Bausch + Lomb segment.
R&D expenses as a percentage of Product sales were approximately 6% and 7% for the three months ended June 30, 2025 and 2024, respectively.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 2 to 20 years. Management continually assesses the useful lives related to the Company’s long-lived assets to reflect the most current assumptions.
Amortization of intangible assets was $256 million and $270 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of $14 million, or 5%, primarily attributable to fully amortized intangible assets no longer being amortized in 2025.
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

There were no asset impairments for the three months ended June 30, 2025. Asset impairments for the three months ended June 30, 2024 were $5 million and primarily related to the discontinuance of a certain product brand.
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
Restructuring, integration and separation costs were $31 million and $12 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $19 million. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
See Note 5, “RESTRUCTURING, INTEGRATION AND SEPARATION COSTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding these actions.
Other (Income) Expense, Net
Other (income) expense, net for the three months ended June 30, 2025 and 2024 consists of the following:

	Three Months Ended June 30,
(in millions)	2025	2024
Acquired in-process research and development costs	$1	$3
Acquisition-related transaction costs	2	1
Litigation and other matters, net of insurance recoveries and restitutions	8	21
Acquisition-related contingent consideration	(29)	(4)
Gain on sale of assets, net	—	(1)
	$(18)	$20
Acquisition-related contingent consideration for the three months ended June 30, 2025 and 2024 reflects adjustments for changes in estimates in the timing and amounts of expected future royalty and milestone payments and accretion for the time value of money.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization and write-off of debt discounts, premiums and debt issuance costs under our credit facilities and notes, and the amortization of amounts excluded from the assessment of hedge effectiveness over the term of the Company’s cross-currency swaps.
Interest expense was $465 million and $350 million and included non-cash amortization and write-offs of debt premiums, discounts and deferred issuance costs of $41 million and $14 million, for the three months ended June 30, 2025 and 2024, respectively. Interest expense for the three months ended June 30, 2025 increased $115 million, or 33%, as compared to the three months ended June 30, 2024. The increase is attributable to: (i) write-offs of premiums, discounts and deferred issuance costs associated with the accounting for the April 2025 Refinancing Transactions and the B+L June 2025 Refinancing Activity and (ii) higher effective interest rates on the debt as refinanced.

The weighted average stated rate of interest as of June 30, 2025 and 2024 was 8.63% and 8.00%, respectively. As discussed in the section titled “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt — Accounting for Exchange”, due to the accounting treatment for the 2022 Secured Notes (as defined below), interest expense in the Company’s financial statements will not be representative of the weighted average stated rate of interest.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements and the section titled “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt” for further details.
Gain on Extinguishment of Debt
Gain on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. The gain on extinguishment of debt was $178 million and $12 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $166 million.
In connection with the April 2025 Refinancing Transactions, the Company recognized a net gain on extinguishment of debt of $191 million, during the three months ended June 30, 2025. In connection with the B+L June 2025 Refinancing Activity, the Company recognized a net loss on extinguishment of debt of $13 million, during the three months ended June 30, 2025. Gain on extinguishment of debt was $12 million for the three months ended June 30, 2024 and is attributable to repurchases of certain outstanding senior unsecured notes as previously discussed.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Consolidated Financial Statements and the section titled “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt” for further details.
Foreign Exchange and Other
Foreign exchange and other was a loss of $30 million and $11 million for the three months ended June 30, 2025 and 2024, respectively, an unfavorable change of $19 million. This change was primarily driven by: (i) transaction gains and losses on intercompany balances and third-party liabilities, (ii) gains and losses from foreign currency exchange contracts and (iii) consulting fees related to identifying additional financing and strategic capitalization alternatives.
Income Taxes
Provision for income taxes was $12 million and $49 million for the three months ended June 30, 2025 and 2024, respectively, a favorable change of $37 million.
Our effective income tax rate for the three months ended June 30, 2025 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowances on entities for which no tax benefit of losses is expected, (ii) the finalization of the settlement with the Internal Revenue Service (“IRS”) for the 2017 capital loss and (iii) the discrete treatment of certain tax matters, primarily related to changes in uncertain tax positions.
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

•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Surgical and Pharmaceuticals products.
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, Asset impairments, Restructuring, integration, separation costs, and Other expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. See Note 19, “SEGMENT INFORMATION” to our unaudited interim Condensed Consolidated Financial Statements for a reconciliation of segment profit to Income (loss) before income taxes.
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the period-over-period changes in segment revenues for the three months ended June 30, 2025 and 2024. The following table also presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	2025		2024		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Salix	$627	25%	$558	23%	$69	12%
International	278	11%	276	11%	2	1%
Solta Medical	128	5%	102	4%	26	25%
Diversified	219	9%	251	10%	(32)	(13)%
Bausch + Lomb	1,278	50%	1,216	52%	62	5%
Total revenues	$2,530	100%	$2,403	100%	$127	5%

Segment Profits / Segment Profit Margins
Salix	$455	73%	$377	68%	$78	21%
International	78	28%	86	31%	(8)	(9)%
Solta Medical	54	42%	47	46%	7	15%
Diversified	139	63%	166	66%	(27)	(16)%
Bausch + Lomb	248	19%	274	23%	(26)	(9)%
Total segment profits	$974	38%	$950	40%	$24	3%
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
The following table presents a reconciliation of GAAP revenues to organic revenues (non-GAAP) and the period-over-period changes in organic revenue (non-GAAP) for the three months ended June 30, 2025 and 2024 by segment.

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Acquisitions	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)								Amount	Pct.
Salix	$627	$—	$—	$627	$558	$4	$562	$65	12%
International	278	(1)	—	277	276	(2)	274	3	1%
Solta Medical	128	1	—	129	102	—	102	27	26%
Diversified	219	—	—	219	251	2	253	(34)	(13)%
Bausch + Lomb	1,278	(21)	(6)	1,251	1,216	(2)	1,214	37	3%
Total	$2,530	$(21)	$(6)	$2,503	$2,403	$2	$2,405	$98	4%
Salix Segment:
Salix Segment Revenue
The Salix segment includes our Xifaxan® product line which currently accounts for approximately 85% of the Salix segment revenues. Salix segment revenue for the three months ended June 30, 2025 and 2024 was $627 million and $558 million, respectively, an increase of $69 million, or 12%. The increase was primarily attributable to: (i) an increase in net realized pricing of $41 million, primarily attributable to Xifaxan®, (ii) an increase in volumes of $24 million and (iii) the $4 million impact from the discontinuation of certain non-promoted products which negatively impacted our revenues in 2024.
Salix Segment Profit
The Salix segment profit for the three months ended June 30, 2025 and 2024 was $455 million and $377 million, respectively, an increase of $78 million, or 21%. The increase was primarily driven by: (i) higher contribution attributable to the increase in revenues as previously discussed and (ii) lower R&D expenses, partially offset by an increase in advertising and promotion expenses.
International Segment:
International Segment Revenue
The International segment has a diversified product line with no single product group representing 10% or more of its product sales. The International segment revenue was $278 million and $276 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $2 million, or 1%. The increase was primarily attributable to an increase in net realized pricing of $20 million and (ii) the favorable impact of foreign currencies of $1 million, partially offset by: (i) a decrease in volumes of $17 million, primarily related to Latin America and (ii) the impact of divestitures and discontinuations of $2 million.
International Segment Profit
The International segment profit for the three months ended June 30, 2025 and 2024 was $78 million and $86 million, respectively, a decrease of $8 million, or 9% and was primarily driven by lower contribution primarily attributable to the decrease in volumes, partially offset by the increase in net realized pricing.
Solta Medical Segment:
Solta Medical Segment Revenue
The Solta Medical segment includes the Thermage® product line, which accounted for over 85% of the Solta Medical segment revenues. The Solta Medical segment revenue for the three months ended June 30, 2025 and 2024 was $128 million and $102 million, respectively, an increase of $26 million, or 25%. The increase was primarily attributable to an increase in volumes of $30 million primarily in the Asia Pacific region excluding China, partially offset by: (i) a decrease in net realized pricing of $3 million and (ii) the unfavorable impact of foreign currencies of $1 million.
Solta Medical Segment Profit
The Solta Medical segment profit for the three months ended June 30, 2025 and 2024 was $54 million and $47 million, respectively, an increase of $7 million, or 15%. The increase was primarily driven by higher contribution attributable to the increase in revenues as previously discussed, partially offset by higher selling, advertising and promotion expenses.
Diversified Segment:
Diversified Segment Revenue
The Diversified segment revenue for the three months ended June 30, 2025 and 2024 was $219 million and $251 million, respectively, a decrease of $32 million, or 13%. The decrease was primarily driven by: (i) a decrease in volumes of $24 million, primarily in our Neurology business and (ii) a decrease in net realized pricing of $10 million, primarily in our Dermatology business, partially offset by the $2 million impact from the discontinuation of certain non-promoted products which negatively impacted our revenues in 2024.
Diversified Segment Profit
The Diversified segment profit for the three months ended June 30, 2025 and 2024 was $139 million and $166 million, respectively, a decrease of $27 million, or 16%. The decrease was primarily driven by the decrease in revenues as previously discussed, partially offset by lower advertising and promotion expenses.
Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment revenue was $1,278 million and $1,216 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $62 million, or 5%. The increase was primarily driven by: (i) an increase in volumes of $64 million primarily within the Pharmaceuticals and Vision Care businesses, (ii) the favorable impact of foreign currencies of $21 million and (iii) incremental sales attributable to acquisitions of $6 million, primarily within the Surgical business, partially offset by: (i) a decrease in net realized pricing of $27 million, primarily driven by the Pharmaceuticals business and (ii) the impact of divestitures and discontinuations of $2 million.
Bausch + Lomb Segment Profit
The Bausch + Lomb segment profit for the three months ended June 30, 2025 and 2024 was $248 million and $274 million, respectively, a decrease of $26 million, or 9%. The decrease was primarily attributable to: (i) an increase in selling expenses and advertising and promotion expenses, primarily related to MIEBO® and (ii) an unfavorable change in product mix, primarily attributable to XIIDRA®, partially offset by the increase in revenues.
Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
Revenues
Our revenue was $4,789 million and $4,556 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $233 million, or 5%. The increase was primarily due to: (i) an increase in volumes of $179 million attributable to our Bausch + Lomb, Solta Medical and Salix segments, (ii) an increase in net realized pricing of $48 million attributable to our Salix and International segments, (iii) incremental sales attributable to acquisitions of $12 million and (iv) the $10 million impact from the discontinuation of certain non-promoted products which negatively impacted our revenues in 2024, partially offset by the unfavorable impact of foreign currencies of $16 million, primarily in Latin America.
The changes in our segment revenues and segment profits for the six months ended June 30, 2025, are discussed in further detail in the respective subsequent section titled “ — Reportable Segment Revenues and Profits”.

Cash Discounts and Allowances, Chargebacks and Distribution Fees
Provisions recorded to reduce gross product sales to net product sales and revenues for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
	2025		2024
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$8,266	100.0%	$7,873	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	348	4.2%	325	4.1%
Returns	68	0.8%	89	1.1%
Rebates	2,072	25.2%	1,802	22.9%
Chargebacks	887	10.7%	1,002	12.7%
Distribution fees	160	1.9%	147	1.9%
Total provisions	3,535	42.8%	3,365	42.7%
Net product sales	4,731	57.2%	4,508	57.3%
Other revenues	58		48
Revenues	$4,789		$4,556
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 42.8% and 42.7% for the six months ended June 30, 2025 and 2024, respectively, an increase of 0.1 percentage points. The increase was primarily due to:
•rebates as a percentage of gross product sales which were higher primarily due to: (i) Bausch + Lomb’s XIIDRA® and MIEBO®, (ii) increased gross product sales for certain branded products such as CABTREO®, Xifaxan® and Jublia®, partially offset by lower gross product sales for Glumetza® SLX, Arazlo®, Zegerid®, Onexton®, Uceris® and Plenvu® and (iii) lower rebates for Trulance®; partially offset by
•chargebacks as a percentage of gross product sales which were lower primarily due to: (i) lower gross product sales of certain branded products such as Glumetza® SLX and Ativan® and certain generic products such Uceris® AG, Cardizem® AG and Migranal® AG and (ii) lower chargeback rates for Wellbutrin®. These decreases were partially offset by increased gross product sales for Xifaxan®.
Expenses
Cost of Goods Sold (excluding amortization and impairments of intangible assets)
Cost of goods sold was $1,431 million and $1,336 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $95 million, or 7%. The increase was primarily driven by: (i) higher volumes as previously discussed, (ii) the unfavorable impact of foreign currencies and (iii) an inventory reserve charge related to Bausch + Lomb’s voluntary recall of certain enVista IOL products.
Cost of goods sold as a percentage of product sales revenue was 30.2% and 29.6% for the six months ended June 30, 2025 and 2024, respectively, an increase of 0.6 percentage points.
Selling, General and Administrative Expenses
SG&A expenses were $1,761 million and $1,626 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $135 million, or 8%. The increase was primarily due to higher: (i) selling, advertising and promotion expenses primarily attributable to MIEBO® and (ii) general and administrative expenses, primarily driven by higher compensation costs and higher Bausch + Lomb business transformation costs.
Research and Development
R&D expenses were $302 million and $307 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of $5 million. R&D expenses as a percentage of Product sales were approximately 6% and 7% for the six months ended June 30, 2025 and 2024, respectively.

Amortization of Intangible Assets
Amortization of intangible assets was $512 million and $544 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of $32 million, or 6%. The decrease was primarily attributable to fully amortized intangible assets no longer being amortized in 2025.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to our intangible assets.
Asset impairments
There were no asset impairments for the six months ended June 30, 2025. Asset impairments for the six months ended June 30, 2024 were $6 million and primarily related to the discontinuance of a certain product brand.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to our intangible assets.
Restructuring, integration and separation costs
Restructuring, integration and separation costs were $32 million and $24 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $8 million. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
See Note 5, “RESTRUCTURING, INTEGRATION AND SEPARATION COSTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding these actions.
Other (Income) Expense, Net
Other (income) expense, net for the six months ended June 30, 2025 and 2024 consists of the following:

	Six Months Ended June 30,
(in millions)	2025	2024
Acquired in-process research and development costs	$29	$3
Acquisition-related transaction costs	3	1
Litigation and other matters, net of insurance recoveries and restitutions	5	27
Acquisition-related contingent consideration	(40)	(6)
Gain on sale of assets, net	—	(5)
	$(3)	$20
Acquired in-process research and development costs for the six months ended June 30, 2025 are primarily related to Bausch + Lomb’s acquisition of Whitecap Biosciences.
For the six months ended June 30, 2025, Litigation and other matters, net of insurance recoveries and restitutions includes restitution received in connection with a certain legal matter. For the six months ended June 30, 2024, Litigation and other matters, net of insurance recoveries and restitutions primarily relates to provisions for certain legal matters.
Acquisition-related contingent consideration for the six months ended June 30, 2025 and 2024 reflects changes in estimates in the timing and amounts of expected future royalty and milestone payments and in 2024 includes the impact of revisions to an existing royalty agreement for certain branded products.
Non-Operating Income and Expense
Interest Expense
Interest expense was $795 million and $705 million and included non-cash amortization and write-offs of debt premiums, discounts and deferred issuance costs of $56 million and $28 million for the six months ended June 30, 2025 and 2024, respectively. Interest expense increased $90 million, or 13%. The increase is attributable to: (i) write-offs of premiums, discounts and deferred issuance costs associated with the accounting for the April 2025 Refinancing Transactions and the B+L June 2025 Refinancing Activity and (ii) higher effective interest rates on the debt as refinanced.

The weighted average stated rate of interest as of June 30, 2025 and 2024 was 8.63% and 8.00%, respectively. Due to the accounting treatment for the 2022 Secured Notes, interest expense in the Company’s financial statements will not be representative of the weighted average stated rate of interest.
Gain on Extinguishment of Debt
Gain on extinguishment of debt was $178 million and $23 million for the six months ended June 30, 2025 and 2024, respectively.
In connection with the April 2025 Refinancing Transactions, the Company recognized a net gain on extinguishment of debt of $191 million, during the six months ended June 30, 2025. In connection with the B+L June 2025 Refinancing Activity, the Company recognized a net loss on extinguishment of debt of $13 million, during the six months ended June 30, 2025. Gain on extinguishment of debt of $23 million for the six months ended June 30, 2024 is attributable to repurchases of certain outstanding senior unsecured notes as previously discussed.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other was a loss of $34 million and $26 million for the six months ended June 30, 2025 and 2024, respectively, an unfavorable net change of $8 million.
Income Taxes
Provision for income taxes was $51 million and $57 million for the six months ended June 30, 2025 and 2024, respectively, a favorable change of $6 million. Our effective income tax rate for the six months ended June 30, 2025 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowances on entities for which no tax benefit of losses is expected, (ii) the tax provision generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of certain tax matters, primarily related to the finalization of the settlement with the IRS for the 2017 capital loss.
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
See Note 15, “INCOME TAXES” to our unaudited interim Condensed Consolidated Financial Statements for further details.

Reportable Segment Revenues and Profits
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the year-over-year changes in segment revenues for the six months ended June 30, 2025 and 2024. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year-over-year changes in segment profits for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025		2024		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Salix	$1,169	24%	$1,057	23%	$112	11%
International	540	11%	541	12%	(1)	—%
Solta Medical	241	5%	190	4%	51	27%
Diversified	424	9%	453	10%	(29)	(6)%
Bausch + Lomb	2,415	51%	2,315	51%	100	4%
Total revenues	$4,789	100%	$4,556	100%	$233	5%

Segment Profits / Segment Profit Margins
Salix	$826	71%	$706	67%	$120	17%
International	163	30%	173	32%	(10)	(6)%
Solta Medical	107	44%	87	46%	20	23%
Diversified	266	63%	280	62%	(14)	(5)%
Bausch + Lomb	428	18%	516	22%	(88)	(17)%
Total segment profits	$1,790	37%	$1,762	39%	$28	2%
The following table presents organic revenue (non-GAAP) and the year-over-year changes in organic revenue (non-GAAP) for the six months ended June 30, 2025 and 2024 by segment. Organic revenues (non-GAAP) and organic growth (non-GAAP) rates are defined in the previous section titled “—Reportable Segment Revenues and Profits”.

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Acquisitions	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)								Amount	Pct.
Salix	$1,169	$—	$—	$1,169	$1,057	$14	$1,071	$98	9%
International	540	13	—	553	541	(5)	536	17	3%
Solta Medical	241	5	—	246	190	—	190	56	29%
Diversified	424	—	—	424	453	4	457	(33)	(7)%
Bausch + Lomb	2,415	(2)	(12)	2,401	2,315	(3)	2,312	89	4%
Total	$4,789	$16	$(12)	$4,793	$4,556	$10	$4,566	$227	5%
Salix Segment:
Salix Segment Revenue
The Salix segment includes the Xifaxan® product line. Revenues from our Xifaxan® product line accounted for approximately 85% of the Salix segment revenues. The Salix segment revenue for the six months ended June 30, 2025 and 2024 was $1,169 million and $1,057 million, respectively, an increase of $112 million, or 11%. The increase was primarily attributable to: (i) an increase in net realized pricing of $62 million, (ii) an increase in volumes of $36 million and (iii) the $14 million impact from the discontinuation of certain non-promoted products which negatively impacted our revenues in 2024.
Salix Segment Profit
The Salix segment profit for the six months ended June 30, 2025 and 2024 was $826 million and $706 million, respectively, an increase of $120 million, or 17%. The increase was primarily driven by: (i) higher contribution attributable to the increase in revenues as previously discussed and (ii) lower R&D expenses, partially offset by an increase in advertising and promotion expenses.
International Segment:
International Segment Revenue
The International segment has a diversified product line with no single product group representing 10% or more of its product sales. The International segment revenue was $540 million and $541 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of $1 million. The decrease was primarily attributable to: (i) decrease in volumes of $13 million, (ii) the unfavorable impact of foreign currencies of $13 million and (iii) the impact of divestitures and discontinuations of $5 million, partially offset by an increase in net realized pricing of $30 million.
International Segment Profit
The International segment profit for the six months ended June 30, 2025 and 2024 was $163 million and $173 million, respectively, a decrease of $10 million, or 6%. This decrease was primarily driven by an unfavorable change in year over year product mix and an increase in SG&A expenses.
Solta Medical Segment:
Solta Medical Segment Revenue
The Solta Medical segment includes the Thermage® product line, which accounted for approximately 85% of the Solta Medical segment revenues. The Solta Medical segment revenue for the six months ended June 30, 2025 and 2024 was $241 million and $190 million, respectively, an increase of $51 million, or 27%. The increase was attributable to an increase in volumes of $64 million, primarily attributable to the Asia-Pacific region, excluding China, partially offset by: (i) a decrease in net realized pricing of $8 million and (ii) the unfavorable impact of foreign currencies of $5 million.
Solta Medical Segment Profit
The Solta Medical segment profit for the six months ended June 30, 2025 and 2024 was $107 million and $87 million, respectively, an increase of $20 million, or 23%. The increase was primarily driven by higher contribution attributable to the increase in revenues as previously discussed, partially offset by higher selling, advertising and promotion expenses.
Diversified Segment:
Diversified Segment Revenue
The Diversified segment revenue for the six months ended June 30, 2025 and 2024 was $424 million and $453 million, respectively, a decrease of $29 million, or 6%. The decrease was primarily driven by a decrease in volumes of $35 million, primarily in our Neurology business, partially offset by: (i) the $4 million impact from the discontinuation of certain non-promoted products which negatively impacted our revenues in 2024, primarily in our Generics and Dermatology businesses and (ii) an increase in net realized pricing of $2 million.
Diversified Segment Profit
The Diversified segment profit for the six months ended June 30, 2025 and 2024 was $266 million and $280 million, respectively, a decrease of $14 million, or 5% and was primarily attributable to the decrease in revenues as previously discussed, partially offset by lower advertising and promotion expenses.
Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment revenue was $2,415 million and $2,315 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $100 million, or 4%. The increase was primarily due to: (i) an increase in volumes of $127 million across all the Bausch + Lomb businesses, (ii) incremental sales attributable to acquisitions of $12 million, primarily within the Surgical business and (iii) the favorable impact of foreign currencies of $2 million, partially offset by: (i) a decrease in net realized pricing of $38 million driven by the Pharmaceuticals business and (ii) the impact of divestitures and discontinuations of $3 million.

Bausch + Lomb Segment Profit
The Bausch + Lomb segment profit for the six months ended June 30, 2025 and 2024 was $428 million and $516 million, respectively, a decrease of $88 million, or 17%. The decrease was primarily driven by: (i) higher SG&A expenses primarily attributable to MIEBO®, (ii) declines in the U.S. generics business and (iii) the overall impact of the voluntary recall of certain enVista IOL products, partially offset by the increase in revenues.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Six Months Ended June 30,
(in millions)	2025	2024	Change
Net income (loss)	$42	$(78)	$120
Adjustments to reconcile net loss to net cash provided by operating activities	432	672	(240)
Cash provided by operating activities before changes in operating assets and liabilities	474	594	(120)
Changes in operating assets and liabilities	26	(3)	29
Net cash provided by operating activities	500	591	(91)
Net cash used in investing activities	(230)	(152)	(78)
Net cash provided by (used in) financing activities	212	(764)	976
Effect of exchange rate changes on cash, cash equivalents and restricted cash	60	(14)	74
Net increase (decrease) in cash, cash equivalents and restricted cash	542	(339)	881
Cash, cash equivalents and restricted cash, beginning of period	1,201	962	239
Cash, cash equivalents and restricted cash, end of period	$1,743	$623	$1,120
Operating Activities
Net cash provided by operating activities was $500 million and $591 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of $91 million.
Cash provided by operating activities before changes in operating assets and liabilities was $474 million and $594 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of $120 million and is primarily attributable higher Payments of accrued legal settlements of $102 million during 2025 as compared to 2024, partially offset by our improved operating performance as previously discussed.
Changes in operating assets and liabilities resulted in net increase in cash of $26 million for the six months ended June 30, 2025 and a decrease of $3 million for the six months ended June 30, 2024, an increase of $29 million. During the six months ended June 30, 2025, Changes in operating assets and liabilities were favorably impacted by: (i) the timing of certain payments in the ordinary course of business of $30 million and (ii) an increase in inventories of $23 million, partially offset by the favorable timing in the collection of trade receivables of $19 million. During the six months ended June 30, 2024, changes in operating assets and liabilities were unfavorably impacted by: (i) an increase in inventories of $176 million and (ii) timing of collection of trade receivables of $135 million, partially offset by timing of other payments in the ordinary course of business of $308 million.
Investing Activities
Net cash used in investing activities was $230 million for the six months ended June 30, 2025 and was primarily driven by Purchases of property, plant and equipment and B+L acquisitions and other investments.
Net cash used in investing activities was $152 million for the six months ended June 30, 2024 and was primarily driven by Purchases of property, plant and equipment.
Financing Activities
Net cash provided by financing activities was $212 million for the six months ended June 30, 2025 and was primarily driven by Issuance of long-term debt, net of discounts, of $10,422 million which included: (i) the net proceeds from the April 2025 Refinancing Transactions and the B+L June 2025 Refinancing Activity and (ii) additional borrowings under the B+L May 2027 Revolving Credit Facility. Issuance of long-term debt was partially offset by Repayments of long-term debt of $10,135 million and Payments of financing costs of $36 million. Repayments of long-term debt include: (i) repayments of debt with the proceeds of the April 2025 Refinancing Transactions and the B+L June 2025 Refinancing Activity, (ii) $164 million of contractual interest payments on the 2022 Secured Notes allocated to the reduction of the recorded premiums and (iii) $42 million of amortization payments related to our term loan facilities. Payments of financing costs primarily relate to the April 2025 Refinancing Transactions and the B+L June 2025 Refinancing Activity.
Net cash used in financing activities was $764 million for the six months ended June 30, 2024 and was primarily driven by the repayment of long-term debt of $885 million which includes: (i) the repurchase and retirement of certain outstanding senior unsecured notes with aggregate par value of $555 million for approximately $530 million, (ii) $147 million of contractual interest payments on the 2022 Secured Notes allocated to the reduction of the recorded premiums, (iii) $78 million of amortization on the term loan B facilities, (iv) $50 million of repayments under the B+L May 2027 Revolving Credit Facility and (v) repayments of $50 million under our AR Credit Facility and $30 million under our 2027 Revolving Credit Facility, partially offset by the issuance of long-term debt of $155 million, representing borrowings of $125 million under the B+L May 2027 Revolving Credit Facility and $30 million under our 2027 Revolving Credit Facility.
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
Cash, cash equivalents and restricted cash as presented in the Condensed Consolidated Balance Sheet as of June 30, 2025 includes $272 million of cash, cash equivalents and restricted cash held by legal entities of Bausch + Lomb. Cash held by Bausch + Lomb legal entities and any future cash from the operating, investing and financing activities of Bausch + Lomb is expected to be retained by Bausch + Lomb entities and is generally not available to support the operations, investing and financing activities of other legal entities, including Bausch Health unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders.
As of June 30, 2025, we had aggregate maturities and mandatory payments of our principal balances of debt obligations as follows:

(in millions)	Remainder of 2025	2026	2027	2028	2029	2030	Thereafter	Total
Total debt obligations	$29	$660	$701	$6,223	$1,663	$4,018	$7,856	$21,150
On July 28, 2025 we issued an irrevocable notice to redeem approximately $602 million of aggregate principal amount of our outstanding 9.25% Senior Unsecured Notes due 2026 and repay all outstanding amounts under our AR Credit Facility using cash on hand. As of July 30, 2025, the aggregate principal amount outstanding under the AR Credit Facility was $300 million. The schedule of maturities above does not give effect to these transactions announced on July 28, 2025.
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
Long-term Debt
Long-term debt, net of unamortized premiums, discounts and issuance costs was $21,738 million and $21,616 million as of June 30, 2025 and December 31, 2024, respectively. Aggregate contractual principal amounts due under our debt obligations were $21,150 million and $20,480 million as of June 30, 2025 and December 31, 2024, respectively, an increase of $670 million.

Description of 2025 Senior Secured Credit Facilities
Borrowings under the 2030 Term Loan B Facility bear interest, with respect to U.S. dollar borrowings, based on the Company’s election of either (1) an alternate base rate equal to the highest of: (i) the prime rate then in effect, (ii) the greater of the federal funds effective rate and the overnight bank funding rate (each subject to a 0% floor), plus 0.500% and (iii) the Term SOFR (as defined in the 2025 Credit Agreement) for a one-month interest period, plus 1.000%, subject to a 1.000% floor, plus the Applicable Rate (as defined in the 2025 Credit Agreement) or (2) the Term SOFR Rate for the applicable interest period, subject to a 0% floor, plus the Applicable Rate. The Applicable Rate in connection with a borrowing under the 2030 Term Loan B Facility is 5.25% per annum for alternate base rate borrowings and 6.25% per annum for Term SOFR Rate borrowings.
The 2030 Revolving Credit Facility will mature on the earlier of April 8, 2030 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company or 126NumberCo in an aggregate principal amount in excess of $1,000 million. Borrowings under the 2030 Revolving Credit Facility can be made in U.S. dollars, Canadian dollars or euros.
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
Borrowings under the 2030 Revolving Credit Facility bear interest, with respect to Canadian Dollar borrowings, based on the Company’s election of either (1) the Canadian Overnight Repo Rate Average (“Term CORRA”) plus 0.29547% for a one month interest period or 0.32138% for a three-month interest period (subject to a 0% floor), plus the Applicable Rate or (2) a rate equal to the highest of: (i) the Canadian prime rate then in effect and (ii) the annual rate of interest equal to the sum of the (x) Term CORRA rate plus 0.29547% and (y) 1.00% (each subject to a 1.00% floor), plus the Applicable Rate.
Borrowings under the 2030 Revolving Credit Facility bear interest, with respect to Euro borrowings, based on the Adjusted EURIBOR Screen Rate (as defined in the 2025 Credit Agreement), subject to a 0% floor, for any applicable interest period plus the Applicable Rate.
The Applicable Rate in connection with alternate base rate borrowings, Canadian prime rate loans and swingline loans is 3.25% and in connection with Adjusted Term SOFR Rate loans, Adjusted EURIBOR Rate loans and Adjusted Term CORRA Rate (as defined in the 2025 Credit Agreement) loans is 4.25%; provided that, in connection with any borrowing, the Applicable Rate is subject to two 0.250% step-downs subject to compliance with a Blended First Lien Leverage Ratio (as defined in the 2025 Credit Agreement) of equal to or less than 2.6:1.00 and equal to or less than 2.1:1.00, respectively. In addition, the Company is required to pay commitment fees of 0.50% per annum in respect of the unutilized commitments (but in the case of swingline loans, whether utilized or unutilized) under the 2030 Revolving Credit Facility, payable quarterly in arrears, subject to two 0.125% step-downs subject to compliance with a Blended First Lien Leverage Ratio of equal to or less than 2.6:1.00 and equal to or less than 2.1:1.00, respectively. The Company is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the Applicable Rate in connection with Adjusted Term SOFR Rate loans, Adjusted EURIBOR Rate loans and Adjusted Term CORRA Rate loans under the 2030 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees (not to exceed 0.125% per annum) for the issuance of letters of credit and agency fees.
126NumberCo is permitted to voluntarily prepay outstanding loans under the 2030 Term Loan B Facility, in whole or in part, without premium or penalty subject to customary “breakage” costs. The 2030 Term Loan B Facility includes a 100% net cash proceeds sweep, on a pro rata basis with obligations under the 2032 Senior Secured Notes, in connection with (i) the receipt of net cash proceeds from the sale or disposition of Bausch + Lomb Share Collateral, (ii) the receipt of any dividends, distributions or other amounts on account of such Bausch + Lomb Share Collateral if such amounts received exceed $50 million, (iii) incurrence of indebtedness that is not otherwise permitted, (iv) certain asset sales or other dispositions of any property of the Company or its restricted subsidiaries and certain casualty or condemnation events in each case, in excess of $100 million in any fiscal year (subject to reinvestment rights and with any prepayments to be shared ratably with the 11.00% First Lien Secured Notes due September 2028, the 2028 Senior Secured Notes and the 2032 Senior Secured Notes) and (v) cash of 126NumberCo from payments under certain intercompany obligations after funding principal and interest payments (including for the subsequent six months) under the 2025 Credit Agreement and the 2032 Senior Secured Notes.
The 2030 Term Loan B Facility will mature on October 8, 2030. The amortization rate for the 2030 Term Loan B Facility is 1.00% per annum, or $30 million, payable in quarterly installments beginning on September 30, 2025.

126NumberCo may direct that prepayments be applied to such amortization payments in order of maturity. Aggregate mandatory quarterly amortization payments for the 2030 Term Loan B Facility will be $158 million through October 2030.
The 2025 Credit Agreement provides for an accordion feature that allows 126NumberCo, on one or more occasions prior to December 31, 2025, to increase the size of the 2030 Term Loan B Facility, add one or more incremental term loan facilities or incur incremental equivalent debt in an aggregate amount not to exceed $1,600 million less the amount of any Drop Down Debt (as defined in the 2025 Credit Agreement) originally incurred (whether or not such Drop Down Debt remains outstanding at the time of such incurrence of incremental term loan facilities or incremental equivalent debt), secured by the collateral on a pari passu basis with the 2025 Senior Secured Credit Facilities. The incurrence of such incremental term loan facilities or incremental equivalent debt is subject to certain conditions, including that a specified amount of Bausch + Lomb shares are added to the Bausch + Lomb Share Collateral based on the amount of such incremental term loan facilities or incremental equivalent debt incurred. In addition, the Company, 126NumberCo and the guarantors shall be able to incur junior indebtedness in an amount such that after giving effect to the incurrence of any such debt, the Company would be in compliance, on a pro forma basis after giving effect to such incurrence of such indebtedness, with either a (i) Fixed Charge Coverage Ratio (as defined in the 2025 Credit Agreement) that is no less than 2.00 to 1.00 or (ii) Total Leverage Ratio (as defined in the 2025 Credit Agreement) that is no greater than 6.50 to 1.00, provided that, in each case, the terms of such junior indebtedness are not materially more favorable than the terms of the 2025 Senior Secured Credit Facilities, the weighted average life to maturity of such junior indebtedness is not shorter than the remaining weighted average life to maturity of any term loans outstanding, and the final maturity date of such junior indebtedness is no earlier than 91 days after the Latest Maturity Date (as defined in the 2025 Credit Agreement) then in effect.
The 2030 Revolving Credit Facility contains financial maintenance covenants that require the Company to maintain (1) a Blended First Lien Leverage Ratio of not greater than (i) 4.25:1.00, prior to the Covenant Step Up Date (as defined in the 2025 Credit Agreement) and (ii) 5.75:1.00 on and after such date and (2) minimum liquidity of not less than $400 million on and after the Covenant Step Up Date.
Description of Accounts Receivable Credit Facility
On June 30, 2023, we entered into the AR Facility Agreement with certain third-party lenders, providing for a non-recourse financing facility collateralized by certain of the Company’s accounts receivable. The AR Facility Agreement provides for an up to $600 million facility. On July 28, 2025 we gave notice to the administrative agent under our AR Facility Agreement of our intention to repay using cash on hand all outstanding amounts under our AR Credit Facility and to terminate the AR Credit Facility effective October 27, 2025.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for additional details.
Description of B+L Senior Secured Credit Facilities
Borrowings under the B+L 2030 Revolving Credit Facility in: (i) U.S. dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) a term SOFR-based rate or (b) a U.S. dollar base rate, (ii) Canadian dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) a term CORRA-based rate or (b) a Canadian dollar prime rate, (iii) euros bear interest at a rate per annum equal to the Euro Interbank Offered Rate (“EURIBOR”) and (iv) pounds sterling bear interest at a rate per annum equal to Sterling Overnight Index Average (“SONIA”) (provided, however, that the term SOFR-based rate, term CORRA-based rate, EURIBOR and SONIA shall be no less than 0.00% per annum at any time and the U.S. dollar base rate and the Canadian dollar prime rate shall be no less than 1.00% per annum at any time), in each case, plus the Applicable Rate (as defined in the B+L Amended Credit Agreement). Term SOFR-based borrowings under the B+L 2030 Revolving Credit Facility are not subject to any credit spread adjustment.
The Applicable Rate under the B+L 2030 Revolving Credit Facility is between 0.75% to 1.75% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.75% to 2.75% with respect to SOFR, CORRA, EURIBOR or SONIA borrowings based on Bausch + Lomb’s total net leverage ratio. In addition, Bausch + Lomb is required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the B+L 2030 Revolving Credit Facility, payable quarterly in arrears. Bausch + Lomb is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the B+L 2030 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.
Borrowings under the B+L September 2028 Term Loan B Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.00%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.00% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the B+L September 2028 Term Loan B Facility are not subject to any credit spread adjustment. The stated rate of interest under the B+L September 2028 Term Loan B Facility at June 30, 2025 was 8.33% per annum.
Borrowings under the B+L January 2031 Term Loan B Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.25%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.25% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the B+L January 2031 Term Loan B Facility are not subject to any credit spread adjustment. The stated rate of interest under the B+L January 2031 Term Loan B Facility at June 30, 2025 was 8.57% per annum.
Subject to certain exceptions and customary baskets set forth in the B+L Amended Credit Agreement, Bausch + Lomb is required to make mandatory prepayments of the loans under the B+L Term Facilities under certain circumstances, including from: (i) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights, decrease based on leverage ratios and a net proceeds threshold), (ii) 100% of the net cash proceeds from the incurrence of debt (other than permitted debt as described in the B+L Amended Credit Agreement), (iii) 50% of Excess Cash Flow (as defined in the B+L Amended Credit Agreement) subject to decrease based on leverage ratios and subject to a threshold amount and (iv) 100% of net cash proceeds from asset sales (subject to reinvestment rights, decrease based on leverage ratios and a net proceeds threshold). These mandatory prepayments may be used to satisfy future amortization.
The amortization rate for the B+L September 2028 Term Loan B Facility is 1.00% per annum, or $5 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of June 30, 2025, the remaining mandatory quarterly amortization payments for the B+L September 2028 Term Loan B Facility were $15 million through June 2028, with the remaining term loan balance being due in September 2028.
The amortization rate for the B+L January 2031 Term Loan B Facility is 1.00% per annum, or $23 million, payable in quarterly installments, with the first installment to be paid on September 30, 2025. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of June 30, 2025, aggregate remaining mandatory quarterly amortization payments for the B+L January 2031 Term Loan B Facility were $128 million through December 2030, with the remaining term loan balance being due in January 2031.
The B+L Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The B+L Term Facilities are denominated in U.S. dollars, and borrowings under the B+L 2030 Revolving Credit Facility can be made in U.S. dollars, euros, pounds sterling and Canadian dollars. As of June 30, 2025, the principal amounts outstanding under the B+L September 2028 Term Loan B Facility and the B+L January 2031 Term Loan B Facility were $491 million and $2,325 million, respectively.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for additional details.
Description of Senior Secured Notes
2032 Senior Secured Notes
The 2032 Senior Secured Notes are: (i) secured, subject to customary limitations, by a first priority lien on substantially all of the assets of 126NumberCo, including a pledge of 185,468,421 common shares of Bausch + Lomb owned by 126NumberCo and (ii) jointly and severally guaranteed by (x) the Company and subsidiaries of the Company that guarantee the Existing Senior Notes (as defined in Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements) (the “BHC Existing Note Guarantors”), with such guarantees secured by the assets of such guarantors, subject to customary limitations, by a first-priority lien that ranks pari passu with the liens securing the Company’s Existing Senior Secured Notes (as defined below) and the 2025 Credit Agreement and (y) certain subsidiaries of the Company that do not guarantee the Company’s Existing Senior Notes (the “NumberCo Note Guarantors”), with such guarantees secured by the assets of the NumberCo Note Guarantors (including the Bausch + Lomb Share Collateral) and the assets of the BHC Existing Note Guarantors, subject to customary limitations, by a first-priority lien that ranks pari passu with the liens securing the 2025 Credit Agreement.
The 2032 Senior Secured Notes are redeemable at the option of 126NumberCo, in whole or in part, at any time on or after April 15, 2028, at the redemption prices set forth in the indenture that governs the 2032 Senior Secured Notes. Prior to April 15, 2028, 126NumberCo may redeem all or a portion of the 2032 Senior Secured Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the date of redemption, plus a “make-whole” premium.

The 2032 Senior Secured Notes are subject to mandatory redemption upon (i) the receipt of net cash proceeds from the sale of Bausch + Lomb Share Collateral, (ii) the receipt of any dividends, distributions or other amounts on account of such Bausch + Lomb Share Collateral if such amounts received exceed $50 million or (iii) the receipt of funds from any repayment of principal on certain intercompany obligations.
Upon the occurrence of a change of control (as defined in the indenture that governs the 2032 Senior Secured Notes), holders of 2032 Senior Secured Notes may require 126NumberCo to repurchase such holder’s 2032 Senior Secured Notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to, but not including, the purchase date applicable to the 2032 Senior Secured Notes.
Description of Existing Senior Secured Notes
Senior secured notes issued prior to 2025 (the “Existing Senior Secured Notes”) are guaranteed by the BHC Existing Note Guarantors. 126NumberCo and its direct parent, 1530065 B.C. Ltd. (“153NumberCo”) are non-guarantor restricted subsidiaries with respect to the Existing Senior Secured Notes.
The Existing Senior Secured Notes and their related guarantees rank equally in right of payment with all existing and future unsubordinated indebtedness and rank senior to any future subordinated indebtedness of both the Company and the BHC Existing Note Guarantors. Additionally, the Existing Senior Secured Notes and their guarantees are effectively pari passu with any existing and future indebtedness of the Company and the BHC Existing Note Guarantors that is secured by a first-priority lien on the same collateral. They are effectively senior to any unsecured indebtedness, including the Company’s senior unsecured notes (the “Senior Unsecured Notes”), or indebtedness secured by junior liens, in each case to the extent of the value of the collateral securing the Existing Senior Secured Notes. Furthermore, the Existing Senior Secured Notes are structurally subordinated to: (i) all liabilities of the Company’s subsidiaries that do not guarantee the Existing Senior Secured Notes (including 153NumberCo and its subsidiary, 126NumberCo) and (ii) any of the Company’s debt that is secured by assets not included in the collateral package (such as the Bausch + Lomb Share Collateral).
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
Description of B+L Senior Secured Notes
B+L 8.375% Senior Secured Notes due October 2028
On September 29, 2023, Bausch + Lomb issued $1,400 million aggregate principal amount of 8.375% Senior Secured Notes due October 2028 (the “B+L October 2028 Senior Secured Notes”) which are guaranteed by each of Bausch + Lomb’s subsidiaries that is a guarantor under the B+L Amended Credit Agreement (the “B+L Note Guarantors”). The B+L October 2028 Senior Secured Notes and the guarantees related thereto are senior obligations and are secured, subject to permitted liens and certain other exceptions, by the same first priority liens that secure Bausch + Lomb’s obligations under the B+L Amended Credit Agreement under the terms of the indentures that govern the B+L October 2028 Senior Secured Notes.
The B+L October 2028 Senior Secured Notes and their related guarantees rank equally in right of payment with all existing and future unsubordinated indebtedness and rank senior to any future subordinated indebtedness of both Bausch + Lomb and the B+L Note Guarantors. Additionally, these notes and guarantees are effectively pari passu with any existing and future indebtedness of Bausch + Lomb and the B+L Note Guarantors that is secured by a first-priority lien on the same collateral. They are effectively senior to any unsecured indebtedness or indebtedness secured by junior liens, in each case to the extent of the value of the collateral securing the B+L October 2028 Senior Secured Notes. Furthermore, the B+L October 2028 Senior Secured Notes are structurally subordinated to: (i) all liabilities of Bausch + Lomb’s subsidiaries that do not guarantee the notes and (ii) any of Bausch + Lomb’s debt secured by assets that are not included in the collateral package.
Upon the occurrence of a change in control (as defined in the indentures that govern the B+L October 2028 Senior Secured Notes), unless Bausch + Lomb has exercised its right to redeem all of the notes of a series, holders of the B+L October 2028 Senior Secured Notes may require Bausch + Lomb to repurchase such holders’ notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, but not including, the date of purchase.
The B+L October 2028 Senior Secured Notes are redeemable at the option of Bausch + Lomb, in whole or in part, at any time on or after October 1, 2025, at the redemption prices set forth in the indenture. Prior to October 1, 2025, Bausch + Lomb may redeem the B+L October 2028 Senior Secured Notes in whole or in part at a redemption price equal to the principal amount of the Notes redeemed plus a make-whole premium. Prior to October 1, 2025, Bausch + Lomb may, on any one or more occasions redeem up to 40% of the aggregate principal amount of the B+L October 2028 Senior Secured Notes at a redemption price of 108.375% of the principal amount thereof, redeemed plus accrued and unpaid interest to, but not including, the date of redemption with the proceeds of one or more equity offerings.
B+L Senior Secured Notes due January 2031
On June 26, 2025, the “B+L Issuers issued €675 million aggregate principal amount of Senior Secured Floating Rate Notes due January 2031 (the “B+L January 2031 Senior Secured Notes”, and together with the B+L October 2028 Senior Secured Notes, the “B+L Senior Secured Notes”). The proceeds from the B+L January 2031 Senior Secured Notes, along with the proceeds of the B+L January 2031 Term Loan B Facility (as described above), were used by Bausch + Lomb to: (i) repay in full outstanding borrowings under the B+L May 2027 Revolving Credit Facility, (ii) refinance, in full, its outstanding term loans due 2027 and (iii) pay related fees and expenses. The B+L January 2031 Senior Secured Notes accrue interest at a rate per annum of: (i) three-month EURIBOR (subject to a 0% floor) plus (ii) 3.875%, reset quarterly, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2026. At June 30, 2025, the B+L January 2031 Senior Secured Notes bore interest at 5.87% per annum.
The B+L January 2031 Senior Secured Notes are guaranteed by Bausch + Lomb and each of its subsidiaries (other than the B+L Issuers) that is a guarantor under the B+L Amended Credit Agreement (collectively the “B+L 2031 Note Guarantors”). The B+L January 2031 Senior Secured Notes and the guarantees related thereto are senior obligations and are secured, subject to permitted liens and certain other exceptions, by the same first priority liens that secure the borrowings under the B+L Amended Credit Agreement and the obligations under the B+L October 2028 Senior Secured Notes.
The B+L January 2031 Senior Secured Notes and their related guarantees rank pari passu in right of payment with all existing and future unsubordinated indebtedness and rank senior to any existing and future indebtedness of both the B+L Issuers and the B+L 2031 Note Guarantors that is expressly subordinated to the B+L January 2031 Senior Secured Notes and the related guarantees. These notes and guarantees are effectively pari passu with the existing and future indebtedness of the B+L Issuers and the B+L 2031 Note Guarantors that is secured by a first-priority lien on the collateral securing the obligations under the B+L Senior Secured Credit Facilities, the B+L October 2028 Senior Secured Notes and the B+L January 2031 Senior Secured Notes. They are also effectively senior to any unsecured indebtedness and indebtedness secured by junior liens, in each case to the extent of the value of the shared collateral. In addition, the B+L January 2031 Senior Secured Notes are structurally subordinated to: (i) all liabilities of Bausch + Lomb’s subsidiaries (other than the B+L Issuers) that do not guarantee the notes, to the extent of the value of those subsidiaries’ assets and (ii) any of Bausch + Lomb’s debt secured by assets that are not included in the collateral package.
Upon the occurrence of a change in control (as defined in the indenture governing the B+L January 2031 Senior Secured Notes), unless the B+L Issuers have exercised their right to redeem all of the B+L January 2031 Senior Secured Notes, holders of the B+L January 2031 Senior Secured Notes may require the B+L Issuers to repurchase such holders’ B+L January 2031 Senior Secured Notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, but not including, the date of purchase.
The B+L January 2031 Senior Secured Notes are redeemable at the option of the B+L Issuers, in whole or in part, at any time on or after June 30, 2026, at a redemption price of 100.000% of the principal amount thereof, redeemed plus accrued and unpaid interest to, but not including, the date of redemption. Prior to June 30, 2026, the B+L Issuers may redeem the B+L January 2031 Senior Secured Notes in whole or in part at a redemption price equal to the principal amount of the B+L January 2031 Senior Secured Notes redeemed plus a make-whole premium. Prior to June 30, 2026, the B+L Issuers may on any one or more occasions redeem up to 40% of the aggregate principal amount of the B+L January 2031 Senior Secured Notes at a redemption price of 103.875% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the date of redemption with the net cash proceeds of one or more equity offerings, subject to certain conditions.
Description of Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the 2022 Amended Credit Agreement (as defined in Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements). The Senior Unsecured Notes issued by Bausch Health Americas, Inc. (“BHA”) are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the 2022 Amended Credit Agreement. Future subsidiaries of the Company and BHA, if any, may be required to guarantee the Senior Unsecured Notes. In connection with the closing of the B+L IPO, the discharge of the April 2025 Unsecured Notes Indenture and the related release under the 2022 Amended Credit Agreement, the guarantees and related security provided by Bausch + Lomb and its subsidiaries in respect of the Existing Senior Notes of the Company and BHA were released. On a non-consolidated basis, the non-guarantor subsidiaries under the indentures that govern the Company’s Existing Senior Notes had total assets of $24,414 million and total liabilities of $15,869 million as of June 30, 2025, and revenues of $2,802 million and an operating loss of $115 million for the six months ended June 30, 2025.
Upon the occurrence of a change in control (as defined in the indentures that govern the Senior Unsecured Notes), holders of the Senior Unsecured Notes may require the Company or BHA, as applicable, to repurchase such holder’s Senior Unsecured Notes, in whole or in part, at a purchase price equal to 101%.
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
The original premium recorded on the 2022 Secured Notes was $1,835 million, which will be reduced as contractual interest payments are made on the 2022 Secured Notes. The portion of each contractual interest payment allocated to reduce the recorded premium is determined as the difference between the payment due and the calculated interest at the effective interest rate of the underlying carry amount of the associated note. During the six months ended June 30, 2025 and 2024, the Company made contractual interest payments of $184 million and $167 million, respectively, related to the 2022 Secured Notes, of which $164 million and $147 million, respectively, was recorded as a reduction of the premium.
In connection with the April 2025 Refinancing Transactions, we redeemed the 9.00% Intermediate Holdco Senior Secured Notes issued in connection with the 2022 Exchange. The following table presents the future scheduled contractual interest payments of our 11.00% First Lien Secured Notes due 2028 and 14.00% Second Lien Secured Notes due 2030 (together, the “2022 Remaining Secured Notes”). Contractual interest payments of the 2022 Remaining Secured Notes will be allocated to the reduction of the recorded premium and interest expense as presented below. The amount of interest which reduces the recorded premium will be reported as a financing activity in the Consolidated Statements of Cash Flows.

(in millions)	Remainder of 2025	2026	2027	2028	2029	2030	Total
Interest payments:
11.00% First Lien Secured Notes due 2028	$98	$195	$195	$195	$—	$—	$683
14.00% Second Lien Secured Notes due 2030	24	49	49	49	49	50	270
	$122	$244	$244	$244	$49	$50	$953
Interest payments recorded as:
Interest expense	$12	$24	$22	$20	$3	$4	$85
Reduction of recorded premium	110	220	222	224	46	46	868
	$122	$244	$244	$244	$49	$50	$953
Availability Under Revolving Credit Facilities
As of July 30, 2025, there were no outstanding borrowings, $26 million of issued and outstanding letters of credit and approximately $474 million of remaining availability under the 2030 Revolving Credit Facility.
As of July 30, 2025, we have $300 million of outstanding borrowings, in the aggregate under the AR Credit Facility. On July 28, 2025 we gave notice to the administrative agent under our AR Facility Agreement, of our intention to repay using cash on hand, all outstanding amounts under our AR Credit Facility, and to terminate the AR Credit Facility.
As of July 30, 2025, there were no outstanding borrowings, $38 million of issued and outstanding letters of credit and $762 million of remaining availability under the B+L 2030 Revolving Credit Facility. Absent the payment of a dividend, which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders, proceeds from the B+L 2030 Revolving Credit Facility are not available to fund the operations, investing and financing activities of any other subsidiaries of Bausch Health.
Covenant Compliance
The Company, based on its current forecast, expects to remain in compliance with the financial maintenance covenants related to the 2030 Revolving Credit Facility and to meet its debt service obligations for at least the twelve months following the date of issuance of this Form 10-Q.

Any inability to comply with the covenants under the terms of our 2025 Credit Agreement, AR Credit Facility, Senior Secured Notes indentures or Senior Unsecured Notes indentures could lead to a default or an event of default for which we may need to seek relief from our lenders and noteholders in order to waive the associated default or event of default and avoid a potential acceleration of the related indebtedness or cross-default or cross-acceleration to other debt. There can be no assurance that we would be able to obtain such relief on commercially reasonable terms or otherwise and we may be required to incur significant additional costs. In addition, the lenders under our 2025 Credit Agreement, holders of our Senior Secured Notes and holders of our Senior Unsecured Notes may impose additional operating and financial restrictions on us as a condition to granting any such waiver.
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
As of June 30, 2025, Bausch + Lomb was in compliance with the financial and other covenants related to its debt obligations, and, based on its current forecast for the twelve months from the date of issuance of this Form 10-Q, expects to remain in compliance with its financial covenants and meet its debt service obligations over that same period.
Weighted Average Interest Rate
The accounting for the 2022 Exchange results in the 2022 Secured Notes being carried at a premium relative to their principal amount and will result in no interest expense to be recorded in our financial statements for a significant portion of the 2022 Secured Notes. Therefore, interest expense recorded in our financial statements will differ significantly from the contractual interest rates of our debt. As of June 30, 2025, the weighted average interest rate of our debt as reported in our financial statements was 7.56% and the weighted average stated rate of interest was 8.63%.
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
Credit Rating
As of July 30, 2025, the credit ratings and outlook from Moody’s, Standard & Poor’s and Fitch for certain outstanding obligations of the Company were as follows:

	Bausch Health Companies Inc.				Bausch + Lomb Corporation
Rating Agency	Corporate Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook	Corporate Rating	Senior Secured Rating	Outlook
Moody’s	Caa2	Caa1	Ca	Stable		B1	Stable
Standard & Poor’s	B-	B-	CCC+	Negative	B	B	Developing
Fitch					B	BB	Rating Watch Evolving
Bausch Health Companies Inc. - On May 9, 2025, Fitch withdrew its ratings of Bausch Health Companies Inc. There was no change to the corporate credit rating or other credit ratings of Bausch Health Companies Inc. during the second quarter of 2025.
Bausch + Lomb Corporation - There was no change to the corporate credit rating or other credit ratings of Bausch + Lomb during the second quarter of 2025.
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
In addition to our working capital requirements, as of June 30, 2025, we expect our primary cash requirements during the remainder of 2025 to include:
~~•~~Debt repayments and interest payments—We anticipate making mandatory maturities and amortization payments of approximately $29 million and interest payments of approximately of $919 million during the period July 1, 2025 through December 31, 2025. On July 28, 2025, we issued an irrevocable notice to redeem approximately $602 million of aggregate principal amount of our outstanding 9.25% Senior Unsecured Notes due 2026 and gave notice for the repayment in full of the $300 million drawn under our AR Credit Facility, in each case using cash on hand;
~~•~~Capital expenditures—We expect to make payments of approximately $130 million for property, plant and equipment during the period July 1, 2025 through December 31, 2025;
~~•~~Acquisition of DURECT —We expect to make an upfront cash payment of approximately $63 million at closing for the acquisition of DURECT in the third quarter of 2025, subject to the transaction closing and certain conditions satisfied, as previously discussed; and
~~•~~Contingent consideration and milestone payments—We expect to make contingent consideration and milestone payments of approximately $23 million during the period July 1, 2025 through December 31, 2025.
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
Litigation Payments
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. As of June 30, 2025, the Company’s Condensed Consolidated Balance Sheet includes accrued loss contingencies of $232 million related to matters which are both probable and reasonably estimable, however, a reliable estimate of the period in which the remaining loss contingencies will be payable, if ever, cannot be made. Our ability to successfully defend the Company against pending and future litigation may impact future cash flows.
See Note 18, “LEGAL PROCEEDINGS” to our unaudited interim Condensed Consolidated Financial Statements for further details.
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
Future Repurchases of Debt
The Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, we may, from time to time, purchase outstanding debt for cash in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, future liquidity requirements, contractual restrictions and other factors. Further, in the ordinary course of business, we may borrow and repay additional amounts under our credit facilities using cash on hand, cash from operations and cash provided from other financing or refinancing actions, including the sale of equity or equity-linked securities, additional debt financings, and the monetization of a portion of our holdings of Bausch + Lomb.
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
At July 25, 2025, we had 369,790,319 issued and outstanding common shares. In addition, as of July 25, 2025, we had outstanding 5,808,087 stock options, 11,715,684 time-based restricted share units that each represent the right of a holder to receive one of the Company’s common shares and 3,804,224 performance-based restricted share units that represent the right of a holder to receive a number of the Company’s common shares up to a specified maximum. A maximum of 7,415,196 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our financial statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies and estimates as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC and the CSA on February 19, 2025, and determined that there were no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2025.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and future performance and results of current and anticipated products; anticipated revenues for our products; expected R&D and marketing spend; our expected primary cash and working capital requirements for this fiscal year and beyond; the potential impacts of the IRA and the selection by the Centers for Medicare & Medicaid Services (“CMS”) of Xifaxan® for the second round of negotiation under the drug price negotiation program for initial price applicability in 2027 and our ability to negotiate and mitigate the effects of pricing controls; the Company’s plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; our ability to comply with the financial and other covenants contained in the 2025 Credit Agreement, senior notes indentures and the AR Facility Agreement; the ability of our subsidiary, Bausch + Lomb, to comply with the financial and other covenants contained in the B+L Senior Secured Credit Facilities and the B+L Senior Secured Notes; the recent voluntary recall of certain of Bausch + Lomb’s enVista IOL products and the expected impact of such recall on the Bausch + Lomb business; the expected impact of the tariffs imposed (or proposed to be imposed) by the U.S. (including on the countries in which we do business and sectors in which we do business) and counter-tariffs or other retaliatory measures imposed (or that may be imposed) on the U.S. by other countries and disruptions to global supply chains and other potential results as a result of these developments and the potential actions the Company may take to help mitigate the impact of the tariffs, counter-tariffs and other trade restrictions and the success of such actions; expected risks of loss of patent or regulatory exclusivity; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the potential effects of the new legislation commonly referred to as One Big Beautiful Bill Act, including the impact of such legislation on the Company’s tax provision for both 2025 and future years; the potential impact of changes in U.S. and non-U.S. tax laws on the Company’s future tax liabilities and effective tax rate, including as a result of the implementation of the Organisation for Economic Co-operation and Development inclusive framework on Base Erosion and Profit Shifting and the protective measures proposed by the United States in response thereto; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the potential impacts of proposed health care reform measures; the anticipated effect of current market conditions and recessionary pressures in one or more of our markets; the anticipated effect of macroeconomic factors, including inflation and fluctuation in exchange rates and interest rates as a result of imposition of tariff and other trade protection measures; the anticipated impact from the ongoing conflicts between Russia and Ukraine and between Israel, Iran, Hamas and other countries and militant groups in the region; the Company’s plan to separate its eye health business, including the costs, structure and timing of completing such separation transaction and the transaction with DURECT.
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
•with respect to the B+L Separation, the risks and uncertainties include, but are not limited to, the structure of the B+L Separation, the expected benefits and costs of the B+L Separation, the expected timing of completion of the B+L Separation and its manner and terms, the Company’s ability to complete the B+L Separation considering the various conditions to the completion of the B+L Separation (some of which are outside the Company’s control, including conditions related to regulatory matters and applicable shareholder and stock exchange approvals), that market or other conditions are no longer favorable to completing the B+L Separation, that a portion of Bausch Health’s ownership of Bausch + Lomb is pledged as collateral securing the 2025 Credit Agreement and the 2032 Senior Secured Notes, that the Xifaxan® Generics Litigation (see “Xifaxan® Paragraph IV Proceedings” of Note 18, “LEGAL PROCEEDINGS” to our unaudited interim Condensed Consolidated Financial Statements) may affect the timing of, or our ability to complete the B+L Separation, that applicable shareholder, stock exchange, regulatory or other approvals are not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the B+L Separation, diversion of management time on separation transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the separation transaction, the qualification (if required based on the structure of any B+L Separation) of the separation transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability (if required based on the structure of any B+L Separation) of the Company and the separated entity to satisfy the conditions required to maintain the tax-free status of the B+L Separation (some of which are beyond their control), limitations on the Company’s ability to sell a portion of the Company’s interest in Bausch + Lomb in order to maintain (if required based on the structure of any B+L Separation) the tax-free status of the B+L Separation (including due to dilution from B+L’s issuance of share-based compensation awards), other potential tax or other liabilities that may arise as a result of the B+L Separation, the potential dissynergy costs resulting from the B+L Separation, the impact of the B+L Separation on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that any B+L Separation will occur at all, or that any such transaction will occur on the timelines anticipated by the Company;
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
•pricing decisions that we have implemented, or may in the future elect to implement, such as the Patient Access and Pricing Committee’s historic practice of limiting the average annual price increase for our branded prescription pharmaceutical products to single digits, or any future pricing actions we may take following review by our Patient Access and Pricing Committee (which is responsible for the pricing of our drugs);
•legislative or policy efforts, including those that may be introduced and passed by the U.S. Congress, designed to reduce patient out-of-pocket costs for medicines, which could result in new mandatory rebates and discounts or other pricing restrictions, controls or regulations (including mandatory price reductions);
•the impact of pricing controls, and social or governmental pressure to lower the cost of drugs, such as legislation including the IRA and the selection in January 2025 by CMS of Xifaxan® for the second round of negotiation under the drug price negotiation program for initial price applicability in 2027, and any actions we may take in response thereto;
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

•our ability to comply with the financial and other covenants contained in our senior notes indentures, the 2025 Credit Agreement, the AR Credit Facility and other current or future credit and/or debt agreements or amendments thereto, including the ability of Bausch + Lomb to comply with the financial and other covenants and obligations under the B+L Senior Secured Credit Facilities and the B+L Senior Secured Notes, restrictions and prohibitions such covenants impose or may impose on the way we conduct our business, including prohibitions on incurring additional debt if certain financial covenants are not met, limitations on the amount of additional obligations we are able to incur pursuant to other covenants, our ability to draw under our 2030 Revolving Credit Facility, Bausch + Lomb’s ability to draw down under the revolving credit facility under the B+L Credit Agreement and restrictions on our ability to make certain investments and other restricted payments;
•any default under the terms of our senior notes indentures or the 2025 Credit Agreement (and other current or future credit and/or debt agreements or amendments thereto) or under the terms of B+L’s Senior Secured Credit Facilities and the B+L Senior Secured Notes, and our ability or Bausch + Lomb’s ability, if any, to cure or obtain waivers of such default;
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
•with respect to the transaction with DURECT: uncertainties relating to the timing of the consummation of the proposed transaction; the possibility that any or all of the conditions to the consummation of the transaction may not be satisfied or waived; the failure to obtain requisite stockholder approval of DURECT, the effect of the announcement or pendency of the transaction on parties’ ability to maintain relationships with customers, suppliers, and other business partners; the impact of the transaction if consummated on our business, financial position and results of operations, including with respect to expectations regarding margin expansion, accretion and deleveraging; and risks relating to potential diversion of management attention away from the parties’ ongoing business operations. In particular, there can be no assurance that the conditions to closing the transaction will be satisfied or that the tender offer and the transaction will be consummated;
•the uncertainties associated with the acquisition and launch of new products, assets and businesses including, but not limited to, our ability to provide the time, resources, expertise and funds required for the commercial launch of new products, the acceptance and demand for new products, and the impact of competitive products and pricing, which could lead to material impairment charges;
•factors associated with Bausch + Lomb’s recent voluntary recall of certain of its enVista IOL products, including Bausch + Lomb’s ability to resupply inventory to the market and the success of the enhanced inspection protocols and more explicit standards for third-party suppliers that Bausch + Lomb has implemented for IOLs;
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
•our ability to effectively operate and grow our businesses in light of the challenges that the Company has faced and market conditions, including with respect to its substantial debt, pending investigations and legal proceedings, scrutiny of our past pricing and other practices, limitations on the way we conduct business imposed by the covenants contained in our 2025 Credit Agreement, AR Facility Agreement, the B+L Senior Secured Credit Facilities, our senior notes indentures, the senior notes indentures of Bausch + Lomb and the agreements that govern our other indebtedness;
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
•the implementation of the OECD’s Inclusive Framework, including the global minimum corporate tax rate, by the countries in which we operate and the potential impact of protective measures proposed by the United States in response to the Inclusive Framework, including the Trump Administration’s executive order and the agreement in principle among the United States and the other G7 countries, and any changes in tax laws by non-U.S. countries in response thereto;
•the impacts of the new legislation commonly referred to as One Big Beautiful Bill Act on our consolidated financial statements and related disclosures;
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

•the impact of the ongoing and escalating conflict in the Middle East involving Israel, Iran, Hamas and other countries and militant groups in the region, including its potential continued escalation and expansion and the potential impact on our operations, sale of products and revenues in this region;
•risks associated with the imposition of and adverse changes to the U.S. duty, tariff and other trading policies on the countries in which we do business and sectors in which we do business, and the counter-duties, counter-tariffs and/or other counter-measures implemented in response by other countries, which could increase our manufacturing, distribution and other operational costs due to the higher duties and tariffs and the increased economic risks and uncertainties to the global economy as a result of such tariffs and counter-tariffs and the potential trade wars and global supply chain issues that may be triggered by the tariff changes and changes in consumer habits as well;
•risks associated with the potential actions the Company may take in response to such tariffs, counter-tariffs and other trade restrictions in order to help mitigate their impact on the Company and its business, results of operations and financial condition, including the risk that such potential actions may not be successful in mitigating the impact in the manner anticipated or at all and the costs and other risks that may be incurred in taking such actions;
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
•compliance by the Company or our third-party partners and service providers (over whom we may have limited influence), or the failure of our Company or these third parties to comply, with applicable laws and regulations, including health care “fraud and abuse” laws and other extensive regulation of our marketing, promotional and business practices (including with respect to pricing), worldwide anti-bribery laws (including the U.S. Foreign Corrupt Practices Act and the Corruption of Foreign Public Officials Act (Canada)), worldwide economic sanctions and/or export laws, worldwide environmental laws and regulation and privacy and security regulations, and to prevail in any litigation related to noncompliance;
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
•the impact of changes in federal laws and policy that have been and may be undertaken under the Trump administration;
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
Interest Rate Risk
As of June 30, 2025, we had $14,238 million and $6,912 million in outstanding aggregate principal amount of fixed rate debt and variable rate debt, respectively. The estimated fair value of our issued fixed rate debt as of June 30, 2025 was $12,925 million. If interest rates were to increase by 100 basis-points, the fair value of our issued fixed rate debt would decrease by approximately $405 million. If interest rates were to decrease by 100 basis-points, the fair value of our issued fixed rate debt would increase by approximately $359 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-point increase in interest rates would have an annualized pre-tax effect of approximately $69 million in our Condensed Consolidated Statements of Operations and Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.

Inflation Risk
We are subject to price control restrictions on our pharmaceutical products in a number of countries in which we operate. As a result, our ability to raise prices in a timely fashion in anticipation of inflation may be limited in some markets.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information concerning legal proceedings, reference is made to Note 18, “LEGAL PROCEEDINGS” to the unaudited interim Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Item 1A. Risk Factors
As of the date of this Form 10-Q there are no other material changes to the risk factors as disclosed in Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC and the CSA on February 19, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of equity securities by the Company during the three months ended June 30, 2025.
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

4.4
Indenture, dated as of June 26, 2025, by and among Bausch & Lomb Incorporated, Bausch+Lomb Netherlands B.V., the guarantors party thereto, Citibank, N.A., acting as trustee and as notes collateral agent and Citibank, N.A. London Branch, acting as paying agent, registrar, transfer agent and calculation agent, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 27, 2025, which is incorporated by reference herein.

10.1
Credit Agreement, dated as of April 8, 2025, by and among 1261229 B.C. Ltd., 1530065 B.C. Ltd., Bausch Health Companies Inc., the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions, as agents and/or lenders, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2025, which is incorporated by reference herein.

10.2
Bausch Health Companies Inc. 2025 Employee Stock Purchase Plan (effective as of May 13, 2025), originally filed as Exhibit B to the Company’s definitive proxy statement (File No. 001-14956) filed on April 2, 2025, which is incorporated by reference herein.

10.3
Letter Agreement by and among Bausch Health Companies Inc., Carl C. Icahn and the persons and entities listed therein, dated May 20, 2025, originally filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 21, 2025, which is incorporated by reference herein.

10.4
Letter Agreement by and among Bausch Health Companies Inc. and John Paulson, dated May 20, 2025, originally filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 21, 2025, which is incorporated by reference herein.

10.5
Letter Agreement by and among Bausch Health Companies Inc. and Sarah Kavanagh, dated May 20, 2025, originally filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 21, 2025, which is incorporated by reference herein.

10.6
Third Amendment to Credit and Guaranty Agreement by and among Bausch + Lomb Corporation, certain subsidiaries of Bausch + Lomb Corporation as subsidiary guarantors, the lenders party thereto and other persons party thereto, JPMorgan Chase Bank, N.A. and Citibank, N.A., dated as of June 26, 2025, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2025, which is incorporated by reference herein.

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

Bausch Health Companies Inc. (Registrant)

Date:	July 30, 2025	/s/ THOMAS J. APPIO
Thomas J. Appio Chief Executive Officer (Principal Executive Officer)

Date:	July 30, 2025	/s/ JEAN-JACQUES CHARHON
Jean-Jacques Charhon Executive Vice President, Chief Financial Officer (Principal Financial Officer)