Form 10-Q
period 2025-09-30
Bausch Health Companies Inc.
filed 2025-10-30
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common shares, no par value — 370,516,926 shares outstanding as of October 24, 2025.

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
i

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch Health Companies Inc. and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars, references to “€” are to Euros and references to “CAD” are to Canadian dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of September 30, 2025.
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
ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,308	$1,181
Restricted cash	32	20
Trade receivables, net	2,417	2,140
Inventories, net	1,598	1,595
Prepaid expenses and other current assets	894	838
Total current assets	6,249	5,774
Property, plant and equipment, net	2,026	1,780
Intangible assets, net	4,830	5,551
Goodwill	11,287	11,087
Deferred tax assets, net	2,050	1,968
Other non-current assets	382	363
Total assets	$26,824	$26,523
Liabilities
Current liabilities:
Accounts payable	$616	$589
Accrued and other current liabilities	3,598	3,489
Current portion of long-term debt	579	2,674
Total current liabilities	4,793	6,752
Acquisition-related contingent consideration	224	310
Non-current portion of long-term debt	20,463	18,942
Deferred tax liabilities, net	145	128
Other non-current liabilities	843	713
Total liabilities	26,468	26,845
Commitments and contingencies (Note 18)
Equity (Deficit)
Common shares, no par value, unlimited shares authorized, 370,473,221 and 367,843,058 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	10,515	10,490
Additional paid-in capital	275	234
Accumulated deficit	(9,555)	(9,824)
Accumulated other comprehensive loss	(1,800)	(2,179)
Total Bausch Health Companies Inc. shareholders’ deficit	(565)	(1,279)
Noncontrolling interest	921	957
Total equity (deficit)	356	(322)
Total liabilities and equity (deficit)	$26,824	$26,523
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Product sales	$2,657	$2,482	$7,388	$6,990
Other revenues	24	28	82	76
	2,681	2,510	7,470	7,066
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	735	682	2,166	2,018
Cost of other revenues	15	14	49	37
Selling, general and administrative	795	850	2,556	2,476
Research and development	166	146	468	453
Amortization of intangible assets	253	274	765	818
Asset impairments	1	—	1	6
Restructuring, integration and separation costs	17	1	49	25
Other expense, net	80	225	77	245
	2,062	2,192	6,131	6,078
Operating income	619	318	1,339	988
Interest income	15	7	39	24
Interest expense	(412)	(346)	(1,207)	(1,051)
Gain on extinguishment of debt	3	—	181	23
Foreign exchange and other	(7)	—	(41)	(26)
Income (loss) before income taxes	218	(21)	311	(42)
Provision for income taxes	(37)	(71)	(88)	(128)
Net income (loss)	181	(92)	223	(170)
Net (income) loss attributable to noncontrolling interest	(2)	7	46	31
Net income (loss) attributable to Bausch Health Companies Inc.	$179	$(85)	$269	$(139)

Earnings (loss) per share attributable to Bausch Health Companies Inc.

Basic	$0.48	$(0.23)	$0.73	$(0.38)
Diluted	$0.48	$(0.23)	$0.72	$(0.38)

Weighted-average common shares
Basic	371.3	368.4	370.6	367.7
Diluted	375.5	368.4	374.1	367.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$181	$(92)	$223	$(170)
Other comprehensive (loss) income
Foreign currency translation adjustment	(10)	54	356	(64)
Other comprehensive (loss) income	(10)	54	356	(64)
Comprehensive income (loss)	171	(38)	579	(234)
Comprehensive (income) loss attributable to noncontrolling interest	(2)	13	69	29
Comprehensive income (loss) attributable to Bausch Health Companies Inc.	$169	$(25)	$648	$(205)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in millions)
(Unaudited)

	Bausch Health Companies Inc. Shareholders’ Equity (Deficit)
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Bausch Health Companies Inc. Shareholders’ Deficit	Non- controlling Interest	Total Equity (Deficit)
	Shares	Amount

	Three Months Ended September 30, 2025
Balances, July 1, 2025	369.7	$10,510	$250	$(9,734)	$(1,790)	$(764)	$911	$147
Common shares issued under share-based compensation plans	0.8	5	(5)	—	—	—	—	—
Share-based compensation	—	—	43	—	—	43	—	43
Employee withholding taxes related to share-based awards	—	—	(5)	—	—	(5)	—	(5)
Vesting of B+L equity compensation	—	—	(8)	—	—	(8)	8	—
Noncontrolling interest distributions	—	—	—	—	—	—	—	—
Net income	—	—	—	179	—	179	2	181
Other comprehensive loss	—	—	—	—	(10)	(10)	—	(10)
Balances, September 30, 2025	370.5	$10,515	$275	$(9,555)	$(1,800)	$(565)	$921	$356

	Three Months Ended September 30, 2024
Balances, July 1, 2024	367.0	$10,483	$181	$(9,832)	$(2,007)	$(1,175)	$948	$(227)
Common shares issued under share-based compensation plans	0.7	6	(6)	—	—	—	—	—
Share-based compensation	—	—	38	—	—	38	—	38
Employee withholding taxes related to share-based awards	—	—	(5)	—	—	(5)	—	(5)
Vesting of B+L equity compensation	—	—	(7)	—	—	(7)	7	—
Noncontrolling interest distributions	—	—	—	—	—	—	(10)	(10)
Net loss	—	—	—	(85)	—	(85)	(7)	(92)
Other comprehensive income (loss)	—	—	—	—	60	60	(6)	54
Balances, September 30, 2024	367.7	$10,489	$201	$(9,917)	$(1,947)	$(1,174)	$932	$(242)

	Nine Months Ended September 30, 2025
Balances, January 1, 2025	367.8	$10,490	$234	$(9,824)	$(2,179)	$(1,279)	$957	$(322)
Common shares issued under share-based compensation plans	2.7	25	(25)	—	—	—	—	—
Share-based compensation	—	—	132	—	—	132	—	132
Employee withholding taxes related to share-based awards	—	—	(24)	—	—	(24)	—	(24)
Vesting of B+L equity compensation	—	—	(42)	—	—	(42)	42	—
Noncontrolling interest distributions	—	—	—	—	—	—	(9)	(9)
Net income (loss)	—	—	—	269	—	269	(46)	223
Other comprehensive income (loss)	—	—	—	—	379	379	(23)	356
Balances, September 30, 2025	370.5	$10,515	$275	$(9,555)	$(1,800)	$(565)	$921	$356

	Nine Months Ended September 30, 2024
Balances, January 1, 2024	365.2	$10,423	$214	$(9,778)	$(1,881)	$(1,022)	$940	$(82)
Common shares issued under share-based compensation plans	2.5	66	(66)	—	—	—	—	—
Share-based compensation	—	—	107	—	—	107	—	107
Employee withholding taxes related to share-based awards	—	—	(23)	—	—	(23)	—	(23)
Vesting of B+L equity compensation	—	—	(31)	—	—	(31)	31	—
Noncontrolling interest distributions	—	—	—	—	—	—	(10)	(10)
Net loss	—	—	—	(139)	—	(139)	(31)	(170)
Other comprehensive (loss) income	—	—	—	—	(66)	(66)	2	(64)
Balances, September 30, 2024	367.7	$10,489	$201	$(9,917)	$(1,947)	$(1,174)	$932	$(242)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities
Net income (loss)	$223	$(170)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangible assets	918	960
Amortization and write-off of debt premiums, discounts and issuance costs	72	41
Asset impairments	1	6
Acquisition-related contingent consideration	(72)	19
Allowances for losses on trade receivable and inventories	48	43
Deferred income taxes	(75)	(104)
Net gain on sale of assets	(6)	(10)
Adjustments to accrued legal settlements	40	215
Payments of accrued legal settlements	(198)	(222)
Share-based compensation	132	107
Gain excluded from hedge effectiveness	(8)	(10)
Gain on extinguishment of debt	(181)	(23)
Payments of contingent consideration adjustments, including accretion	(6)	(7)
Amortization of interim contract and inventory step-up resulting from acquisitions	62	61
Foreign exchange and other	(18)	(33)
Changes in operating assets and liabilities:
Trade receivables	(199)	(112)
Inventories	(7)	(218)
Prepaid expenses and other current assets	(29)	120
Accounts payable, accrued and other liabilities	208	333
Net cash provided by operating activities	905	996
Cash Flows From Investing Activities
Acquisitions and other investments	(17)	(45)
Purchases of property, plant and equipment	(305)	(231)
Acquisition of intangible assets and other assets	(10)	(2)
Purchases of marketable securities	(6)	(7)
Proceeds from sale of marketable securities	6	11
Proceeds from sale of assets and businesses, net of costs to sell	7	7
Interest settlements from cross-currency swaps	12	13
Net cash used in investing activities	(313)	(254)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	10,421	155
Repayments of long-term debt	(10,839)	(1,049)
Payments of employee withholding taxes related to share-based awards	(24)	(23)
Payments of acquisition-related contingent consideration	(18)	(20)
Payments of financing costs	(38)	(7)
Other	(9)	(9)
Net cash used in financing activities	(507)	(953)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	54	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	139	(212)
Cash, cash equivalents and restricted cash, beginning of period	1,201	962
Cash, cash equivalents and restricted cash, end of period	$1,340	$750
Cash and cash equivalents	$1,308	$719
Restricted cash	32	31
Cash, cash equivalents and restricted cash, end of period	$1,340	$750
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.DESCRIPTION OF BUSINESS
Bausch Health Companies Inc. (the “Company” or “Bausch Health”) is a global, diversified specialty pharmaceutical and medical device company that develops, manufactures and markets, primarily in the therapeutic areas of gastroenterology (“GI”), hepatology, neurology and dermatology, a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products and aesthetic medical devices, and, through its approximately 88% ownership of Bausch + Lomb Corporation (“Bausch + Lomb” or “B+L”), branded and branded generic pharmaceuticals, OTC products and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment) in the therapeutic areas of eye health. The Company’s products are marketed directly or indirectly in approximately 90 countries.
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
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, the Company announced its plan to separate its eye health business, consisting of its Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals businesses into an independent publicly traded entity, Bausch + Lomb, from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). As part of this plan, in May 2022, a wholly owned subsidiary of Bausch Health sold common shares of Bausch + Lomb pursuant to an initial public offering of Bausch + Lomb (the “B+L IPO”). Following the B+L IPO, Bausch Health indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 88% of B+L’s outstanding common shares as of September 30, 2025.
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
The B+L IPO established two separate companies that include: (i) a diversified pharmaceutical company comprised of the Salix, International, Diversified (neurology, dermatology, generic and dentistry pharmaceutical products) and Solta Medical aesthetic medical device businesses and (ii) a fully integrated eye health company which consists of the Bausch + Lomb Vision Care, Surgical and Pharmaceuticals businesses. These unaudited Condensed Consolidated Financial Statements do not include any adjustments to give effect to the B+L Separation.
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
New Accounting Standards
There were no new accounting standards adopted during the nine months ended September 30, 2025.
Recently Issued Accounting Standards, Not Adopted as of September 30, 2025
In September 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). This ASU removes all references to software development project stages and requires entities to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendment in ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The amendments can be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is evaluating the impact of adoption on its consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which simplifies the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, and allows entities to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. The amendments in ASU 2025-05 are effective for fiscal years beginning after December 15, 2025 and for interim periods within fiscal years beginning after December 15, 2025. The Company is evaluating the impact of adoption on its consolidated financial statements and related disclosures.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosures of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies certain other income tax-related disclosures. The enhanced income tax related disclosures required by ASU 2023-09 are effective for the Company beginning with its 2025 annual report. The Company is evaluating the impact of adoption on its disclosures.
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
The following tables present the activity and ending balances of the Company’s variable consideration provisions for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30, 2025
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balances, January 1, 2025	$170	$372	$1,421	$189	$85	$2,237
Current period provisions	534	80	3,210	1,310	248	5,382
Payments and credits	(539)	(113)	(3,114)	(1,377)	(252)	(5,395)
Reserve balances, September 30, 2025	$165	$339	$1,517	$122	$81	$2,224
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $40 million and $36 million as of September 30, 2025 and January 1, 2025, respectively, which are reflected as a reduction of Trade receivables, net in the Condensed Consolidated Balance Sheets. Included as a reduction of current period provisions for Distribution Fees in the table above are price appreciation credits of approximately $3 million for the nine months ended September 30, 2025.

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

Allowance for Credit Losses
An allowance is maintained for potential credit losses. The Company estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer credit worthiness, value of collateral (if any), and any relevant current and reasonably supportable future economic factors. Additionally, the Company generally estimates the expected credit loss on a pool basis when customers are deemed to have similar risk characteristics. Trade receivables balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected. Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses. The activity in the allowance for credit losses for trade receivables for the nine months ended September 30, 2025 and 2024 is as follows:

(in millions)	2025	2024
Balance, beginning of period	$30	$34
Provision for expected credit losses	6	2
Write-offs charged against the allowance	(6)	(3)
Foreign exchange and other	—	(3)
Balance, end of period	$30	$30
4. LICENSING AGREEMENTS AND ACQUISITIONS
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
Acquisition of DURECT
In September 2025, the Company acquired DURECT Corporation (“DURECT”) for total consideration of $84 million, including $64 million in cash, $11 million in assumed liabilities, and $9 million in transaction costs. The agreement also includes potential future sales-based milestone payments of up to $350 million, subject to certain adjustments.
The transaction was accounted for as an asset acquisition under ASC 805, Business Combinations, as substantially all of the value was attributed to a single in-process research and development (“IPR&D”) asset related to Larsucosterol, a drug candidate for alcohol-associated hepatitis. Clinical testing for Larsucosterol is ongoing and the drug candidate has not yet received regulatory approval from the Food and Drug Administration (“FDA”). Accordingly, $81 million of consideration was allocated to Acquired IPR&D and expensed in accordance with ASC 730, Research and Development, with the remaining $3 million of consideration allocated to other assets. The expense was recorded in Other expense, net in the Condensed Consolidated Statements of Operations.
Acquisition of Manufacturing Equipment
During September 2025, Bausch + Lomb, through its affiliates, entered into an agreement to acquire certain manufacturing equipment and assets and assume the lease of a manufacturing facility in Mexico. The acquisition is expected to close in the fourth quarter of 2025 or first quarter of 2026, subject to receipt of regulatory approval and other customary closing conditions. Consideration will include an upfront cash payment of approximately $75 million due at closing.
Acquisition of Whitecap Biosciences
During January 2025, Bausch + Lomb, through an affiliate, acquired Whitecap Biosciences, LLC (“Whitecap Biosciences”) for an upfront payment of approximately $28 million and potential future milestone and royalty payments. The acquisition is expected to expand Bausch + Lomb’s clinical-stage pipeline as Whitecap Biosciences is currently developing two innovative therapies for potential use in glaucoma and geographic atrophy. Bausch + Lomb accounted for the transaction as an asset acquisition and during the nine months ended September 30, 2025, Bausch + Lomb expensed the upfront payment of approximately $28 million as acquired in-process research and development costs, as included within Other expense, net on the Condensed Consolidated Statements of Operations.
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
As of the acquisition date, the potential future milestone obligations, included as part of the aggregate purchase consideration, were recognized as a contingent consideration liability of $89 million, of which $11 million was recorded as a current liability. Bausch + Lomb reassesses its acquisition-related contingent consideration liabilities each quarter for changes in fair value. See Note 6, “FAIR VALUE MEASUREMENTS” for additional information regarding the fair value assessment of the acquisition-related contingent consideration liabilities. In addition, as of the acquisition date, Bausch + Lomb allocated the aggregate purchase consideration of $188 million based on estimated fair values, which included recording $177 million of identifiable intangible assets, $16 million of other net liabilities and $27 million of goodwill. The valuation of the assets acquired and liabilities assumed as part of the acquisition of Elios Vision has not been finalized as of September 30, 2025. The areas that could be subject to change primarily relate to income tax matters. Bausch + Lomb will finalize these amounts no later than one year from the acquisition date.
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
The Company incurred $49 million and $23 million of restructuring and integration costs during the nine months ended September 30, 2025 and 2024, respectively, which primarily consist of employee severance costs.
Separation Costs and Separation-related Costs
The Company has incurred, and will incur, costs associated with activities relating to the B+L Separation. These B+L Separation activities include separating the Bausch + Lomb business from the remainder of the Company. Separation costs are incremental costs directly related to the B+L Separation and include, but are not limited to legal, audit and advisory fees. Separation costs included in Restructuring, integration and separation costs for the nine months ended September 30, 2025 and 2024 were not material.
The Company has incurred, and expects to continue to incur, incremental costs with respect to the B+L Separation. These separation-related costs include, but are not limited to rebranding costs, advisory fees and costs associated with facility relocation and/or modification. Included in Selling, general and administrative expenses for the nine months ended September 30, 2025 and 2024 are separation-related costs of $5 million and $13 million, respectively.
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

	September 30, 2025				December 31, 2024
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$432	$427	$5	$—	$567	$557	$10	$—
Restricted cash	$32	$32	$—	$—	$20	$20	$—	$—
Cross-currency swaps	$2	$—	$2	$—	$6	$—	$6	$—
Foreign currency exchange contracts	$2	$—	$2	$—	$10	$—	$10	$—
Liabilities:
Acquisition-related contingent consideration	$263	$—	$—	$263	$359	$—	$—	$359
Cross-currency swaps	$156	$—	$156	$—	$40	$—	$40	$—
Foreign currency exchange contracts	$2	$—	$2	$—	$5	$—	$5	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Condensed Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature. Cash, cash equivalents and restricted cash as presented in the Condensed Consolidated Balance Sheet as of September 30, 2025 includes $332 million of cash, cash equivalents and restricted cash held by legal entities of Bausch + Lomb. Cash held by Bausch + Lomb legal entities and any future cash from the operating, investing and financing activities of Bausch + Lomb is expected to be retained by Bausch + Lomb entities and is generally not available to support the operations, investing and financing activities of other legal entities, including Bausch Health unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders.
There were no transfers into or out of Level 3 assets or liabilities during the nine months ended September 30, 2025.
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
The assets and liabilities associated with Bausch + Lomb’s cross-currency swaps as included in the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 are as follows:

(in millions)	September 30, 2025	December 31, 2024
Other non-current liabilities	$(156)	$(40)
Prepaid expenses and other current assets	$2	$6
Net fair value	$(154)	$(34)
The following table presents the effect of hedging instruments on the Condensed Consolidated Statements of Comprehensive Income (loss) and the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Gain (loss) recognized in Other comprehensive income (loss)	$12	$(33)	$(116)	$(7)
Gain excluded from assessment of hedge effectiveness	$2	$3	$8	$10
Location of gain of excluded component	Interest Expense		Interest Expense
No portion of the cross-currency swaps were ineffective for the nine months ended September 30, 2025 and 2024. During the nine months ended September 30, 2025 and 2024, the Company received $12 million and $13 million, respectively, in interest settlements, which are reported as investing activities in the Condensed Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
The Company’s foreign currency exchange contracts are remeasured at each reporting date to reflect changes in their fair values determined using forward rates, which are observable market inputs, multiplied by the notional amount. The Company’s foreign currency exchange contracts are economically hedging the foreign exchange exposure on certain of the Company’s intercompany balances. As of September 30, 2025, the Company’s outstanding foreign currency exchange contracts had an aggregate notional amount of $738 million.
The assets and liabilities associated with the Company’s foreign exchange contracts as included in the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 are as follows:

(in millions)	September 30, 2025	December 31, 2024
Accrued and other current liabilities	$(2)	$(5)
Prepaid expenses and other current assets	$2	$10
Net fair value	$—	$5
The following table presents the effect of the Company’s foreign exchange contracts on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Gain (loss) related to changes in fair value	$4	$(3)	$(5)	$(2)
Loss related to settlements	$(2)	$(2)	$(15)	$—
Acquisition-related Contingent Consideration Obligations
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At September 30, 2025, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 6% to 16%, and a weighted average risk-adjusted discount rate of 8%. The weighted average risk-adjusted discount rate was calculated by weighting each contract’s relative fair value at September 30, 2025.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2025 and 2024:

	September 30,
(in millions)	2025		2024
Balance, beginning of period		$359		$292
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$20		$14
Fair value adjustments due to changes in estimates of future payments	(92)		5
Acquisition-related contingent consideration (Note 4)		(72)		19
Additions		—		1
Payments/Settlements		(24)		(27)
Balance, end of period		263		285
Current portion included in Accrued and other current liabilities		39		37
Non-current portion included in Other non-current liabilities		$224		$248
Fair Value of Long-term Debt
The fair value of long-term debt as of September 30, 2025 and December 31, 2024 was $19,722 million and $18,243 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).
7.INVENTORIES
Inventories, net consist of:

(in millions)	September 30, 2025	December 31, 2024
Raw materials	$535	$540
Work in process	96	108
Finished goods	967	947
	$1,598	$1,595

8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	September 30, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$22,554	$(19,786)	$2,768	$22,446	$(19,026)	$3,420
Corporate brands	1,002	(769)	233	988	(701)	287
Product rights/patents	3,268	(3,250)	18	3,255	(3,224)	31
Partner relationships, technology and other	392	(379)	13	370	(355)	15
Total finite-lived intangible assets	27,216	(24,184)	3,032	27,059	(23,306)	3,753
Acquired in-process research and development	100	—	100	100	—	100
B&L Trademark	1,698	—	1,698	1,698	—	1,698
	$29,014	$(24,184)	$4,830	$28,857	$(23,306)	$5,551
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
Asset impairments for the three and nine months ended September 30, 2025 were not material.
There were no asset impairments for the three months ended September 30, 2024. Asset impairments for the nine months ended September 30, 2024 were $6 million and primarily related to the discontinuance of a certain product brand.
Xifaxan® intangible assets included in the unaudited Condensed Consolidated Balance Sheets had a carrying value of $1,212 million and an estimated remaining useful life of 27 months as of September 30, 2025. The Company has filed lawsuits against third-party generic manufacturers that have sent the Company Notices of Paragraph IV Certification for Xifaxan®. See “Xifaxan® Paragraph IV Proceedings” of Note 18, “LEGAL PROCEEDINGS”.
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
Estimated amortization expense of finite-lived intangible assets for the remainder of 2025 and each of the five succeeding years ending December 31 and thereafter is as follows:

(in millions)	Remainder of 2025	2026	2027	2028	2029	2030	Thereafter	Total
Amortization	$234	$879	$841	$244	$228	$223	$383	$3,032

Goodwill
The changes in the carrying amounts of goodwill during the nine months ended September 30, 2025 and the year ended December 31, 2024 were as follows:

(in millions)	Salix	International	Solta Medical	Diversified	Bausch + Lomb	Total
Balance, January 1, 2024	$3,159	$862	$115	$1,733	$5,314	$11,183
Additions	—	—	—	—	29	29
Foreign exchange and other	—	(70)	—	26	(81)	(125)
Balance, December 31, 2024	3,159	792	115	1,759	5,262	11,087
Foreign exchange and other	—	99	—	(33)	134	200
Balance, September 30, 2025	$3,159	$891	$115	$1,726	$5,396	$11,287
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
June 30, 2025 Interim Assessments
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
September 30, 2025 Interim Assessments
No events occurred or circumstances changed during the three months ended September 30, 2025 that would indicate that the fair value of any reporting unit might be below its carrying value. However, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future and any such charges could be material.
Accumulated goodwill impairment charges through September 30, 2025 were $5,497 million.

9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	September 30, 2025	December 31, 2024
Product rebates	$1,477	$1,385
Interest	361	217
Employee compensation and benefit costs	345	348
Product returns	339	372
Legal matters and related fees	175	332
Income taxes payable	124	63
Other	777	772
	$3,598	$3,489

10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of premiums, discounts and issuance costs consist of the following:

		September 30, 2025		December 31, 2024
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities:
2022 Amended Credit Agreement
2027 Revolving Credit Facility	February 2027	$—	$—	$—	$—
February 2027 Term Loan B Facility	February 2027	—	—	2,187	2,166
2025 Credit Agreement
2030 Revolving Credit Facility	April 2030	—	—	—	—
2030 Term Loan B Facility	October 2030	2,992	2,870	—	—
AR Credit Facility	January 2028	300	300	300	300
B+L Credit Facilities
B+L May 2027 Revolving Credit Facility	May 2027	—	—	110	110
B+L May 2027 Term Loan B Facility	May 2027	—	—	2,437	2,412
B+L May 2027 Incremental Term Loan B Facility	May 2027	—	—	400	396
B+L September 2028 Term Loan B Facility	September 2028	490	484	494	486
B+L 2030 Revolving Credit Facility	June 2030	—	—	—	—
B+L January 2031 Term Loan B Facility	January 2031	2,319	2,291	—	—
Senior Secured Notes:
5.50% Secured Notes	November 2025	—	—	1,680	1,678
6.125% Secured Notes	February 2027	—	—	1,000	993
5.75% Secured Notes	August 2027	—	—	500	498
4.875% Secured Notes	June 2028	1,600	1,592	1,600	1,589
11.00% First Lien Secured Notes	September 2028	1,774	2,306	1,774	2,481
14.00% Second Lien Secured Notes	October 2030	352	600	352	622
10.00% Secured Notes	April 2032	4,400	4,341	—	—
B+L Senior Secured Notes:
B+L 8.375% Secured Notes	October 2028	1,400	1,386	1,400	1,382
B+L January 2031 Senior Secured Notes	January 2031	792	780	—	—
9.00% Intermediate Holdco Secured Notes	January 2028	—	—	999	1,279
Senior Unsecured Notes:
9.00%	December 2025	—	—	535	533
9.25%	April 2026	—	—	602	601
8.50%	January 2027	643	643	643	643
7.00%	January 2028	171	171	171	171
5.00%	January 2028	433	431	433	431
6.25%	February 2029	821	816	821	816
5.00%	February 2029	452	450	452	449
7.25%	May 2029	336	335	336	335
5.25%	January 2030	779	774	779	774
5.25%	February 2031	463	460	463	459
Other	Various	12	12	12	12
Total long-term debt and other		$20,529	21,042	$20,480	21,616
Less: Current portion of long-term debt			579		2,674
Non-current portion of long-term debt and other			$20,463		$18,942

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
As of September 30, 2025, the Company was in compliance with its covenants related to its debt obligations. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations over that same period.
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
The proceeds from the April 2025 Refinancing Transactions were used: (i) to repay in full and terminate the February 2027 Term Loan B Facility (as defined below), (ii) to redeem certain Existing Senior Notes and all of the secured notes issued by 1375209 B.C. Ltd. due 2028 (the “9.00% Intermediate Holdco Senior Secured Notes”) listed in the table below (collectively, the “Redeemed Notes”), (iii) to pay related fees, premiums and expenses and (iv) for general corporate purposes.
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
During April 2025, the February 2027 Term Loan B Facility was repaid in full, and the Existing Senior Secured Credit Facilities were terminated, in connection with the April 2025 Refinancing Transactions as described above.
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
The 2030 Revolving Credit Facility will mature on the earlier of April 8, 2030 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company or 126NumberCo in an aggregate principal amount in excess of $1,000 million. Borrowings under the 2030 Revolving Credit Facility can be made in U.S. dollars, Canadian dollars or euros. As of September 30, 2025, the Company had no outstanding borrowings and had $31 million of issued and outstanding letters of credit on the 2030 Revolving Credit Facility.
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
126NumberCo is permitted to voluntarily prepay outstanding loans under the 2030 Term Loan B Facility, in whole or in part, without premium or penalty subject to customary “breakage” costs. The 2030 Term Loan B Facility includes a 100% net cash proceeds sweep, on a pro rata basis with obligations under the 2032 Senior Secured Notes, in connection with (i) the receipt of net cash proceeds from the sale or disposition of Bausch + Lomb Share Collateral, (ii) the receipt of any dividends, distributions or other amounts on account of such Bausch + Lomb Share Collateral if such amounts received exceed $50 million, (iii) incurrence of indebtedness that is not otherwise permitted, (iv) certain asset sales or other dispositions of any property of the Company or its restricted subsidiaries and certain casualty or condemnation events in each case, in excess of $100 million in any fiscal year (subject to reinvestment rights and with any prepayments to be shared ratably with the 11.00% First Lien Secured Notes due September 2028, the 4.875% First Lien Secured Notes due June 2028 and the 2032 Senior Secured Notes) and (v) cash of 126NumberCo from payments under certain intercompany obligations after funding principal and interest payments (including for the subsequent six months) under the 2025 Credit Agreement and the 2032 Senior Secured Notes.
The 2030 Term Loan B Facility will mature on October 8, 2030. The amortization rate for the 2030 Term Loan B Facility is 1.00% per annum, or $30 million, payable in quarterly installments beginning on September 30, 2025. 126NumberCo may direct that prepayments be applied to such amortization payments in order of maturity. Aggregate mandatory quarterly amortization payments for the 2030 Term Loan B Facility will be $150 million through October 2030.
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
Borrowings under the AR Credit Facility are in U.S. dollars and bear interest at the one-month Secured Overnight Financing Rate (“SOFR”) plus 6.65%. The Company is required to pay a 0.75% commitment fee on the lesser of the unfunded portion or 50% of total lender commitments. The AR Facility Agreement includes standard representations, warranties, and covenants primarily applicable to the Borrower, restricting debt, liens, investments, mergers, distributions, and business activities.
As of September 30, 2025, there were $300 million of outstanding borrowings under the AR Credit Facility at an all-in interest rate of 10.93%.
During July 2025, the Borrower gave notice of its intention to repay in full and terminate the AR Credit Facility in accordance with the terms thereof. On October 27, 2025, the outstanding amount of $300 million was repaid using cash on hand and the AR Credit Facility was terminated.
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
The B+L Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The B+L Term Facilities are denominated in U.S. dollars, and borrowings under the B+L 2030 Revolving Credit Facility can be made in U.S. dollars, euros, pounds sterling and Canadian dollars. As of September 30, 2025, the principal amounts outstanding under the B+L September 2028 Term Loan B Facility and the B+L January 2031 Term Loan B Facility were $490 million and $2,319 million, respectively. As of September 30, 2025, Bausch + Lomb had no outstanding borrowings, $38 million of issued and outstanding letters of credit and remaining availability, subject to certain customary conditions, of $762 million under its B+L 2030 Revolving Credit Facility.
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
The amortization rate for the B+L September 2028 Term Loan B Facility is 1.00% per annum, or $5 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2025, the remaining mandatory quarterly amortization payments for the B+L September 2028 Term Loan B Facility were $14 million through June 2028, with the remaining term loan balance being due in September 2028.
The amortization rate for the B+L January 2031 Term Loan B Facility is 1.00% per annum, or $23 million, payable in quarterly installments, with the first installment to be paid on September 30, 2025. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2025, aggregate remaining mandatory quarterly amortization payments for the B+L January 2031 Term Loan B Facility were $122 million through December 2030, with the remaining term loan balance being due in January 2031.
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
In connection with the issuance of the 2032 Senior Secured Notes, the Company capitalized $61 million of payments made to lenders and third parties. These capitalized costs are being amortized as interest expense over the remaining term of the 2032 Senior Secured Notes.
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
B+L Senior Secured Notes due January 2031
On June 26, 2025, certain of Bausch + Lomb’s subsidiaries, Bausch + Lomb Netherlands B.V. and Bausch & Lomb Incorporated (the “B+L Issuers”), issued €675 million aggregate principal amount of Senior Secured Floating Rate Notes due January 2031 (the “B+L January 2031 Senior Secured Notes”, and together with the B+L October 2028 Senior Secured Notes, the “B+L Senior Secured Notes”). The proceeds from the B+L January 2031 Senior Secured Notes, along with the proceeds of the B+L January 2031 Term Loan B Facility (as described above), were used by Bausch + Lomb to: (i) repay in full outstanding borrowings under the B+L May 2027 Revolving Credit Facility, (ii) refinance, in full, its outstanding term loans due 2027 and (iii) pay related fees and expenses. The B+L January 2031 Senior Secured Notes accrue interest at a rate per annum of: (i) three-month EURIBOR (subject to a 0% floor) plus (ii) 3.875%, reset quarterly, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2026. At September 30, 2025, the B+L January 2031 Senior Secured Notes bore interest at 5.87% per annum.
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
The B+L January 2031 Senior Secured Notes and their related guarantees rank pari passu in right of payment with all existing and future unsubordinated indebtedness and rank senior to any existing and future indebtedness of both the B+L Issuers and the B+L 2031 Note Guarantors that is expressly subordinated to the B+L January 2031 Senior Secured Notes and the related guarantees. These notes and guarantees are effectively pari passu with the existing and future indebtedness of the B+L Issuers and the B+L 2031 Note Guarantors that is secured by a first-priority lien on the collateral securing the obligations under the B+L Senior Secured Credit Facilities and the B+L Senior Secured Notes. They are also effectively senior to any unsecured indebtedness and indebtedness secured by junior liens, in each case to the extent of the value of the shared collateral. In addition, the B+L January 2031 Senior Secured Notes are: (i) structurally subordinated to all liabilities of Bausch + Lomb’s subsidiaries (other than the B+L Issuers) that do not guarantee the notes, to the extent of the value of those subsidiaries’ assets and (ii) effectively subordinated to any of Bausch + Lomb’s debt secured by assets that are not included in the collateral package.
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
In August 2025, the Company repurchased and retired its outstanding 9.25% Senior Unsecured Notes with an aggregate par value of approximately $602 million using cash on hand, for an aggregate cost of approximately $601 million (the “August 2025 Repurchase Activity”).
2022 Exchange
On September 30, 2022, the Company closed a series of transactions whereby it exchanged (the “2022 Exchange”) validly tendered senior unsecured notes with an aggregate outstanding principal balance of $5,594 million for $3,125 million (the “2022 Secured Notes”) in aggregate principal balance of newly issued secured notes, a reduction of outstanding principal of $2,469 million.
The Company performed an assessment of the 2022 Exchange and determined that it met the criteria to be accounted for as a troubled debt restructuring under ASC 470-60. As a result of the application of this accounting, the difference between the principal amount of the 2022 Secured Notes and their carrying value was recorded as a premium and is included in long-term debt on the Company’s Consolidated Balance Sheet.
As of September 30, 2025, the remaining premium on the 2022 Secured Notes was $780 million, which is being reduced as contractual interest payments are made on the 2022 Secured Notes. During the nine months ended September 30, 2025 and 2024, the Company made contractual interest payments of $282 million and $310 million, respectively, related to the 2022 Secured Notes, of which $251 million and $273 million, respectively, was recorded as a reduction of the premium.
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
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of September 30, 2025 and December 31, 2024 was 8.57% and 7.72%, respectively. Due to the accounting treatment for the 2022 Secured Notes, interest expense in the Company’s financial statements will not be representative of the weighted average stated rate of interest.
Gain on Extinguishment of Debt
The Company may, from time to time, purchase outstanding debt for cash in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, future liquidity requirements, contractual restrictions and other factors. A gain or loss on such repurchases or exchanges is recognized as the difference between the amounts paid to settle the extinguished debt and its carrying value.

In connection with the April 2025 Refinancing Transactions, the August 2025 Repurchase Activity and the B+L June 2025 Refinancing Activity, the Company recognized a net gain on extinguishment of debt of $181 million during the nine months ended September 30, 2025.
In January 2024 and May 2024, the Company repurchased and retired a portion of the 9.00% Senior Unsecured Notes due December 2025 and the 9.25% Senior Unsecured Notes due April 2026 with an aggregate par value of approximately $555 million, for an aggregate cost of approximately $530 million. In connection with these repurchases, the Company recognized a net gain of approximately $23 million on extinguishment of debt during the nine months ended September 30, 2024.
Maturities
Maturities of debt obligations for the remainder of 2025, the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
Remainder of 2025	$314
2026	58
2027	701
2028	5,923
2029	1,663
2030	4,018
Thereafter	7,852
Total debt obligations	20,529
Unamortized premiums, discounts and issuance costs	513
Total long-term debt and other	$21,042
As previously discussed, on October 27, 2025, the remaining outstanding amount of $300 million under the AR Credit Facility, which is included in the table above, was repaid using cash on hand.
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
Approximately 25,224,000 common shares were available for future grants as of September 30, 2025. The Company uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
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
Approximately 13,700,000 Bausch + Lomb common shares were available for future grants as of September 30, 2025. Bausch + Lomb uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
In July 2025, the Talent and Compensation Committee of Bausch + Lomb approved certain amendments to the employment agreement by and between Brent Saunders, Chief Executive Officer (“CEO”) and Chair of the Board of Directors of the Company, and Bausch + Lomb, dated as of February 14, 2023, and the award agreement underlying certain performance stock units previously granted to Mr. Saunders in connection with his appointment as CEO (the “New Hire PSUs”). The amendments to the New Hire PSUs provided that the New Hire PSUs will now vest and payout between 120% - 330% of the target award on February 23, 2029 (the “New Performance End Date”), based on the level of achievement of (x) specified share-price hurdle goals ranging from $26.57 per share to $39.06 per share measured as of the New Performance End Date and (y) a new cumulative Adjusted EBITDA performance modifier goal for Bausch + Lomb’s 2025 - 2028 fiscal years measured against specified cumulative targets (which modifies the payout between a range of -40% to +40% of the payout level under the share-price hurdle performance goal, subject to Mr. Saunders’ continued employment through the New Performance End Date (subject to certain exceptions)).
The following table summarizes the components and classification of the Company’s share-based compensation expenses related to stock options and RSUs for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Stock options	$4	$4	$12	$10
RSUs	39	34	120	97
	$43	$38	$132	$107

Research and development expenses	$3	$4	$10	$9
Selling, general and administrative expenses	40	34	122	98
	$43	$38	$132	$107

Share-based awards granted for the nine months ended September 30, 2025 and 2024 consist of:

	Nine Months Ended September 30,
	2025	2024
Bausch Health Share-Based Awards
Time-based RSUs
Granted	6,277,000	5,173,000
Weighted-average grant date fair value	$7.40	$8.91
Adjusted Operating Cash Flow performance-based RSUs
Granted	2,096,000	1,332,000
Weighted-average grant date fair value	$7.36	$9.60
Bausch + Lomb Share-Based Awards
Stock options
Granted	1,374,000	1,317,000
Weighted-average exercise price	$15.86	$16.85
Weighted-average grant date fair value	$4.66	$4.92
RSUs
Granted	3,867,000	3,652,000
Weighted-average grant date fair value	$15.42	$16.77
TSR PSUs
Granted	388,000	826,000
Weighted-average grant date fair value	$15.86	$21.21
Organic Revenue Growth PSUs
Granted	753,000	379,000
Weighted-average grant date fair value	$15.98	$16.08
OPG PSUs
Granted	10,000	1,792,000
Weighted-average grant date fair value	$11.19	$17.03
As of September 30, 2025, the remaining unrecognized compensation expense related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs under the Company’s 2014 Plan and the B+L Plan amounted to $201 million, which will be amortized over a weighted-average period of 1.72 years.
As of September 30, 2025, the remaining unrecognized compensation expense related to all outstanding non-vested stock options, time-based RSUs and PSUs under the B+L Plan amounted to $137 million, which will be amortized over a weighted-average period of 1.78 years.
Bausch Health 2025 Employee Stock Purchase Plan
On May 13, 2025, the shareholders of the Company approved the Bausch Health Companies Inc. 2025 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides eligible employees with an opportunity to purchase common shares from the Company at a discount through accumulated payroll deductions. The ESPP will be implemented through a series of offering periods to eligible employees. Under the ESPP, the offering periods will have a duration of six months commencing on June 1 or December 1 and ending on November 30 or May 31, respectively. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the lower of the fair market value per common share on either the grant date or on the purchase date. As of September 30, 2025, there have not been any offering periods available to purchase common shares under the ESPP.

12.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	September 30, 2025	December 31, 2024
Foreign currency translation adjustment	$(1,783)	$(2,162)
Pension adjustment, net of tax	(17)	(17)
	$(1,800)	$(2,179)
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
13.RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Product related research and development	$162	$141	$455	$440
Quality assurance	4	5	13	13
	$166	$146	$468	$453
14.OTHER EXPENSE, NET
Other expense, net consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Acquired IPR&D costs	$81	$15	$110	$18
Acquisition-related transaction costs	2	2	5	3
Litigation and other matters, net of insurance recoveries and restitutions	35	188	40	215
Acquisition-related contingent consideration	(32)	25	(72)	19
Gain on sale of assets, net	(6)	(5)	(6)	(10)
	$80	$225	$77	$245
Acquired IPR&D costs are primarily related to the DURECT acquisition and certain Bausch + Lomb acquisitions.
Litigation and other matters, net of insurance recoveries and restitutions primarily relates to adjustments to provisions for certain legal matters. Litigation and other matters, net of insurance recoveries and restitutions for the nine months ended September 30, 2025, also includes restitution received in connection with a certain legal matter.
Acquisition-related contingent consideration reflects changes in: (i) the estimated amount and timing of projected cash flows of certain products and (ii) the timing of regulatory approval of certain pipeline products in 2025 and in 2024 includes other adjustments of $18 million related to certain branded products.
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

Provision for income taxes for the nine months ended September 30, 2025 was $88 million and included: (i) $138 million of income tax provision for the Company’s ordinary loss for the nine months ended September 30, 2025 and (ii) $50 million of net income tax benefit for discrete items, which includes: (a) $36 million of net income tax benefit related to the finalization of the settlement with the Internal Revenue Service (“IRS”) for the 2017 capital loss, (b) $18 million income tax benefit for the recording of assets associated with the acquisition of DURECT, (c) $12 million income tax benefit due to changes in uncertain tax positions, (d) $11 million income tax benefit for the discrete treatment of restructuring costs related to B+L and (e) $26 million income tax provision associated with the filing of certain income tax returns.
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
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was approximately $2,366 million and $2,284 million as of September 30, 2025 and December 31, 2024, respectively. The Company will continue to assess the need for valuation allowances on an ongoing basis.
As of September 30, 2025 and December 31, 2024, the Company had $938 million and $924 million, respectively, of unrecognized tax benefits, which included $88 million and $68 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of September 30, 2025, $406 million would reduce the Company’s effective tax rate, if recognized.
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
Certain affiliates of the Company in regions outside of Canada, the U.S., Germany, Luxembourg and Switzerland are currently under examination by relevant taxing authorities, and all necessary accruals have been recorded, including uncertain income tax benefits. At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company’s Condensed Consolidated Financial Statements.

16.EARNINGS (LOSS) PER SHARE
Earnings (loss) per share attributable to Bausch Health Companies Inc. is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Net income (loss) attributable to Bausch Health Companies Inc.	$179	$(85)	$269	$(139)
Basic weighted-average common shares outstanding	371.3	368.4	370.6	367.7
Diluted effect of stock options and RSUs	4.2	—	3.5	—
Diluted weighted-average common shares outstanding	375.5	368.4	374.1	367.7
Earnings (loss) per share attributable to Bausch Health Companies Inc.
Basic	$0.48	$(0.23)	$0.73	$(0.38)
Diluted	$0.48	$(0.23)	$0.72	$(0.38)
During the three and nine months ended September 30, 2024, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 2,245,000 and 2,656,000 common shares for the three and nine months ended September 30, 2024.
During the three and nine months ended September 30, 2025, time-based RSUs, performance-based RSUs and stock options to purchase approximately 7,180,000 and 7,234,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.
During the three and nine months ended September 30, 2024, time-based RSUs, performance-based RSUs and stock options to purchase approximately 14,554,000 and 14,416,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.
During the three and nine months ended September 30, 2025, an additional 2,028,000 performance-based RSUs were not included in the computation of diluted earnings per share as the required performance conditions had not been met.
17.SHAREHOLDER RIGHTS PLAN
On April 14, 2025, the Board of Directors of the Company adopted a shareholder rights plan (the “SRP”), which the Board subsequently amended and restated to remove provisions related to a director appointment and nomination agreement that terminated on August 14, 2025. The SRP is intended to ensure, to the extent possible, that all shareholders of the Company are treated fairly in connection with an offer to acquire common shares of the Company which, if acquired and beneficially owned (as defined in the SRP) by an Acquiring Person (as defined in the SRP), would result in such person owning 20% or more of the outstanding common shares of the Company. Pursuant to the SRP, one right (each, a “Right”) attached to each common share outstanding on April 14, 2025, and to each common share issued after such time and prior to the earlier of the Separation Time (as defined in the SRP) and Expiration (as defined in the SRP). Each Right entitles its holder, from and after the Separation Time, to purchase common shares of the Company, pursuant to the conditions set forth in the SRP, at a discount to the then market price of the Company’s common shares. On October 7, 2025, the Company’s shareholders approved the ordinary resolution ratifying, confirming and approving the adoption of the SRP, as amended, and the shareholders will be asked to reconfirm the SRP at every third annual meeting of the shareholders thereafter.
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

On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of September 30, 2025, the Company’s Condensed Consolidated Balance Sheets includes accrued current loss contingencies of $175 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
Securities Class Actions and Related Matters
U.S. Securities Litigation - Opt-Out Litigation
Beginning October 2015, four putative securities class actions were filed in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. The allegations related to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business and prospects, including relating to drug pricing, the Company’s use of specialty pharmacies, and the Company’s relationship with Philidor Rx Services LLC. The Court consolidated the matters in 2016 and they were later settled with final court approval in 2021 (the “Securities Class Action Settlement”).
In addition to the consolidated putative class action, thirty-seven groups of individual investors in the Company’s stock and debt securities chose to opt out of the consolidated putative class action and filed securities actions in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. These actions are described and defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 19, 2025.
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
As of October 2025, the Company has settled thirty-six of the thirty-seven opt-out cases. As part of the settlements, the Company and the other settling defendants admitted no liability as to the claims against them and denied all allegations of wrongdoing. Hound Partners Offshore Fund, LP is the sole remaining opt-out matter and no trial date has been set.
The Company disputes the claims against it in the remaining individual opt-out action and intends to defend itself vigorously.
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
Canadian Securities Litigation – Ren Statement of Claim
On December 23, 2024, a putative class action Statement of Claim captioned Ren v. Bausch Health Companies, Inc., Joseph Papa (“Papa”) and Thomas Appio (“Appio”) (CV-24-00098326-CP) was filed in the Ontario Superior Court of Justice against the Company, Papa and Appio. The claim generally alleges violations of Ontario securities legislation and common law on behalf of putative classes of persons who purchased or otherwise acquired securities of the Company between April 2, 2020 and May 2, 2024. The alleged violations relate to the Company’s disclosures regarding the U.S. and Canadian Securities Opt-Out Litigation described above.
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
Antitrust
Generic Pricing Antitrust Litigation
The Company and its subsidiaries, Oceanside Pharmaceuticals, Inc., Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“Bausch Health US”) and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“Bausch Health Americas”) (for the purposes of this paragraph, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania (MDL 2724, 16- MD-2724). Bausch + Lomb Corporation had been named as a defendant in the MDL in one complaint, but this complaint has been amended to remove Bausch + Lomb Corporation and, as a result, Bausch + Lomb Corporation is no longer a party to the MDL. The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The lawsuits, which are brought as putative class actions by direct purchasers, end payers, and indirect resellers, and as direct actions by direct purchasers, end payers, insurers, hospitals, pharmacies, and various Counties, Cities, and Towns, are consolidated into the MDL. There are also additional, separate complaints which are consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. State of Connecticut, et al. v. Sandoz, Inc., et al., (D. CT, C.A. No. 3:20-00802), in which Bausch Health US and Bausch Health Americas are defendants, has been remanded to and is pending in the U.S. District Court for the District of Connecticut. There are cases pending in the Court of Common Pleas of Philadelphia County and New York State Supreme Court against the Company and other defendants related to the multidistrict litigation. The Company disputes the claims against it and continues to defend itself vigorously.
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
Xifaxan Antitrust Litigation
Between September 2025 and October 2025, four antitrust complaints were filed in the U.S. District Court for the District of Rhode Island against the Company among other defendants.

On September 22, 2025, Rhode Island Laborers Health & Welfare Fund filed an indirect purchaser class-action antitrust lawsuit against Bausch Health Companies Inc., Bausch Health Ireland Ltd., Salix Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc. and Actavis Laboratories FL, Inc.
On October 7, 2025, Walgreen Co., The Kroger Co., Albertsons Companies, Inc., H-E-B, L.P. and Supervalu, Inc. filed a direct purchaser antitrust lawsuit against Bausch Health Companies Inc., Salix Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc., Teva Pharmaceutical Industries Ltd. and Teva Pharmaceuticals USA, Inc.
On October 21, 2025, KPH Healthcare Services, Inc. a/k/a Kinney Drugs, Inc. filed a direct purchaser class-action antitrust lawsuit against Bausch Health Companies Inc., Bausch Health Ireland Ltd., Salix Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc., Teva Pharmaceutical Industries Ltd., Teva Pharmaceuticals USA, Inc., and Actavis Laboratories FL, Inc.
On October 23, 2025, Value Drug Company filed a direct purchaser class-action antitrust lawsuit against Bausch Health Companies Inc., Bausch Health Ireland Ltd., Salix Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc., Teva Pharmaceutical Industries Ltd., Teva Pharmaceuticals USA, Inc., and Actavis Laboratories FL, Inc.
Among other claims, the plaintiffs allege generally that a 2018 patent settlement with Actavis Laboratories FL, Inc. regarding Xifaxan® 550 mg is unlawful and anticompetitive. The Company and its affiliates named in these cases dispute the asserted claims and intend to vigorously defend these matters.
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
Xifaxan® Paragraph IV Proceedings
The Company filed lawsuits against Norwich Pharmaceuticals Inc. (“Norwich”) and Amneal Pharmaceuticals of New York LLC concerning the Company’s Xifaxan® (rifaximin) 550 mg tablets. The Company intends to file a lawsuit against Ajanta Pharma Limited (“Ajanta”) concerning the Company’s Xifaxan® (rifaximin) 550 mg tablets. The foregoing lawsuits and related litigation are referred to collectively as the “Xifaxan® Generics Litigation”. The litigation against Zydus Pharmaceuticals (USA) Inc. (“Zydus”), Carnegie Pharmaceuticals LLC (“Carnegie”), SABA Ilac Sanayi ve Ticaret A.S. (“SABA”), Mylan Pharmaceuticals Inc. (“Mylan”), Alkem Laboratories Ltd. (“Alkem”) and Cipla USA, Inc. is now settled, see “- Completed or Inactive Matters” below.
The Norwich I Xifaxan® Litigation
On February 17, 2020, the Company and Alfasigma S.p.A. (“Alfasigma”) received a Notice of Paragraph IV Certification from Norwich, in which Norwich asserted that the U.S. patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Norwich’s generic rifaximin tablets, 550 mg, for which Norwich filed an abbreviated new drug application (an “ANDA”, and such ANDA, the “Norwich First ANDA”). The Company, through its subsidiaries Salix Pharmaceuticals, Inc. and Bausch Health Ireland Limited, holds the New Drug Application for Xifaxan® and owns or exclusively licenses (from Alfasigma) these patents. On March 26, 2020, certain of the Company’s subsidiaries and Alfasigma filed suit against Norwich in the U.S. District Court for the District of Delaware (Case No. 20-cv-00430) pursuant to the Hatch-Waxman Act, alleging infringement by Norwich of one or more claims of the Xifaxan® patents, thereby triggering a 30-month stay of the approval of the Norwich First ANDA for rifaximin tablets, 550 mg. Trial in this matter was held in March 2022. The court issued a final judgment on August 10, 2022 (the “Norwich Legal Decision”), finding that the U.S. Patents protecting the use of Xifaxan® (rifaximin) 550 mg tablets for the reduction in risk of HE recurrence valid and infringed and the U.S. patents protecting the composition, and use of Xifaxan® for treating IBS-D invalid. The Norwich Legal Decision prevents FDA approval of the Norwich First ANDA until October 2029. The Company appealed the Norwich Legal Decision to the U.S. Court of Appeals for the Federal Circuit on August 16, 2022. Following the Company’s appeal, Norwich claimed to have removed the HE indication from the Norwich First ANDA and then filed a motion in the District Court requesting modification of the Norwich Legal Decision to permit the FDA to approve the Norwich First ANDA before October 2029. The Company opposed the motion. On May 17, 2023, the District Court denied Norwich’s motion and confirmed that the FDA remained enjoined from granting final approval to the Norwich First ANDA until October 2029. Norwich filed its appeal to the U.S. Court of Appeals for the

Federal Circuit on May 19, 2023. The Company’s and Norwich’s appeals were consolidated (the “Norwich Appeal”). The Federal Circuit heard oral arguments on January 8, 2024 in the Norwich Appeal. On April 11, 2024, the Federal Circuit issued an opinion affirming the Norwich Legal Decision and the District Court’s denial of Norwich’s motion requesting modification of the Norwich Legal Decision (the “Norwich Appeal Decision”). In May 2024, both the Company and Norwich petitioned for panel and en banc rehearing of the Norwich Appeal Decision. The Federal Circuit denied the Company’s and Norwich’s rehearing petitions on June 13, 2024 and issued its mandate to the District Court on June 20, 2024. Under the Norwich Appeal Decision, the FDA remains enjoined from approving the Norwich First ANDA until October 2029. On September 11, 2024, the Company and Norwich filed petitions for writ of certiorari with the United States Supreme Court appealing certain aspects of the Norwich Appeal Decision. The Supreme Court denied Norwich’s and the Company’s petitions for writ of certiorari on November 18, 2024 and December 16, 2024, respectively.
In a letter to Norwich on June 2, 2023, the FDA granted tentative approval to the Norwich First ANDA, but confirmed that it is enjoined from granting final approval until October 2029. On June 5, 2023, Norwich brought a lawsuit against the FDA in the U.S. District Court for the District of Columbia (the “DC District Court”), alleging that the FDA acted improperly by only granting tentative approval to the Norwich First ANDA rather than final approval (the “First Norwich DC Lawsuit”). In June 2023, the Company intervened in the First Norwich DC Lawsuit. A hearing was held on October 6, 2023. On November 1, 2023, the DC District Court granted the Company’s and FDA’s motions for summary judgment, thereby ending the lawsuit. In December 2023, Norwich appealed the DC District Court’s November 1st decision to the U.S. Court of Appeals for the District of Columbia Circuit (the “DC Circuit”). Although the DC Circuit held the appeal in abeyance on February 2, 2024, the DC circuit returned the case to the court’s active docket on December 17, 2024. The Court scheduled oral argument for December 11, 2025.
The Norwich II Xifaxan® Litigation
The Company received a Notice of Paragraph IV Certification from Norwich, dated May 10, 2024, in which Norwich asserted that certain U.S. Patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of Norwich’s generic rifaximin tablets, 550 mg, for which Norwich filed an amended ANDA (the “Norwich Second ANDA”). On June 20, 2024, the Company filed suit against Norwich in the U.S. District Court for the District of New Jersey pursuant to the Hatch-Waxman Act, alleging infringement by Norwich of one or more claims of U.S. Patent Nos. 11,564,912 and 11,779,571.
In a letter to Norwich on January 10, 2025, the FDA granted tentative approval to the Norwich Second ANDA. In the January 10 letter, the FDA confirmed that the first ANDA applicant for rifaximin 550 mg tablets is eligible for 180-day exclusivity. The 180-day exclusivity precludes the FDA from granting final approval to the Norwich Second ANDA. On January 13, 2025, Norwich brought a lawsuit against the FDA in the DC District Court, alleging that the FDA acted improperly by only granting tentative approval to the Norwich Second ANDA rather than final approval (the “Second Norwich DC Lawsuit”). In the Second Norwich DC Lawsuit, Norwich asserts (1) that the Norwich Second ANDA is not subject to a 30-month stay of approval and (2) that the first ANDA applicant for rifaximin 550 mg tablets forfeited their 180-day exclusivity. Teva Pharmaceuticals USA, Inc. (“Teva”) and Salix intervened in the Second Norwich DC Lawsuit as defendants. On April 17, 2025, the DC District Court granted summary judgment in favor of the FDA, Teva, and the Company. The DC District Court confirmed that the FDA’s decision to only tentatively approve the Norwich Second ANDA was not arbitrary, capricious, or contrary to law because Teva had not forfeited its 180-day exclusivity. On April 18, 2025, Norwich appealed the judgment to the DC Circuit. The Court scheduled oral argument for December 11, 2025.
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
The Ajanta Xifaxan® Litigation
The Company received a Notice of Paragraph IV Certification from Ajanta, dated October 6, 2025, in which Ajanta asserted that certain U.S. Patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, offer for sale, and/or importation of Ajanta’s generic rifaximin tablets, 550 mg, for which Ajanta filed an ANDA. The Company intends to file suit against Ajanta pursuant to the

Hatch-Waxman Act within 45-days of receipt of the Notice, alleging infringement by Ajanta of one or more claims of the Xifaxan® patents.
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
Zaxine® Notice of Allegation in Canada
The Company received a Notice of Allegation in Canada, dated January 14, 2025, from Sandoz Canada Inc. (“Sandoz Canada”) concerning Zaxine® (rifaximin) 550 mg tablets, under the Patented Medicines (Notice of Compliance) Regulations. On March 5, 2025, the Company filed a Statement of Claim against Sandoz Canada asserting infringement of one or more claims of Canadian Patent No. 2,739,436.
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
Furthermore, two additional patents (U.S. Patent Nos. 11,596,600 and 11,833,245) have issued and been listed in the Orange Book as related to Lumify®. Lawsuits alleging infringement of these patents were filed in the U.S. District Court for the District of New Jersey against Slayback and its licensees, Dr. Reddy’s Laboratories S.A. and Dr. Reddy’s Laboratories, Inc. (collectively, “DRL”) (the “DRL Lawsuits”). The Slayback Lawsuit and DRL Lawsuits were subsequently consolidated into one district court action before the U.S. District Court for the District of New Jersey (3:21-cv-16766-RK-RLS). On December 15, 2023, B&L Inc., Bausch + Lomb Ireland Limited, and Eye Therapies filed a Motion for a Preliminary Injunction requesting the court to enjoin any infringing activities by DRL and a hearing was held in January 2024. On May 10, 2024, the Court denied Plaintiffs’ Motion, finding that Plaintiffs had not proven that they would be “irreparably harmed” absent a preliminary injunction.
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
On July 9, 2025, settlement was reached with DRL and B&L Inc., Bausch + Lomb Ireland Limited, Eye Therapies and DRL entered into a settlement agreement effective as of July 9, 2025, providing for, among other things, a market entry date of June 30, 2027 (or earlier subject to certain acceleration clauses) for DRL’s generic drops. On July 14, 2025, the consolidated district court action (3:21-cv-16766-RK-RLS) was dismissed without prejudice and on July 22, 2025, the PTAB terminated IPR2024-00467 and IPR2024-00563. On August 13, 2025, the PTAB terminated IPR2022-00142 following remand from the Federal Circuit.
On March 28, 2025, B&L Inc. received a Notice of Paragraph IV Certification from Somerset Therapeutics, LLC (“Somerset”), in which Somerset asserted that U.S. Patent Nos. 8,293,742, 9,259,425, 11,596,600 and 11,833,245, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Somerset’s generic drops, for which an ANDA has been filed by Somerset (the “Somerset ANDA”). On April 28, 2025, B&L Inc., Bausch + Lomb Ireland Limited and Eye Therapies filed suit against Somerset and certain affiliates pursuant to the Hatch-Waxman Act, alleging infringement by Somerset of one or more claims of the Lumify Patents, thereby triggering a 30-month stay of the approval of the Somerset ANDA.
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
In addition to the intellectual property matters described above, in connection with Vyzulta® and Lotemax® SM products, Bausch + Lomb previously commenced infringement proceedings against potential generic competitors in the U.S. In connection with Vyzulta®, two matters have been resolved and dismissed and one matter was recently filed in the U.S. District Court for the District of New Jersey and is ongoing. In connection with Lotemax® SM, one matter resulted in a four-day bench trial starting January 13, 2025, and the parties await a decision; another matter was recently filed in the U.S. District Court for the District of New Jersey and is ongoing.

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
General Civil Actions
U.S. Securities Litigation - New Jersey Declaratory Judgment Lawsuit
On March 24, 2022, the Company and Bausch + Lomb were named in a declaratory judgment action in the Superior Court of New Jersey, Somerset County, Chancery Division, brought by certain individual investors in the Company’s common shares and debt securities who are also maintaining individual securities fraud claims against the Company and certain current or former officers and directors as part of the U.S. Securities Litigation. This action seeks a declaratory judgment that alleged transfers of certain Company assets to Bausch + Lomb would constitute a voidable transfer under the New Jersey Voidable Transactions Act and that Bausch + Lomb would be liable for damages, if any, awarded against the Company in the individual opt-out actions. The declaratory judgment action also alleges that the potential future separation of Bausch + Lomb from the Company by distribution of Bausch + Lomb stock to the Company’s shareholders would leave the Company with inadequate financial resources to satisfy these plaintiffs’ alleged securities fraud damages in the underlying individual opt-out actions. None of the plaintiffs in this declaratory judgment action have obtained a judgment against the Company in the underlying individual opt-out actions and the Company disputes the claims against it in those underlying actions. The underlying individual opt-out actions assert claims under Sections 10(b) and 20(a) of the Exchange Act, and certain actions assert claims under Section 18 of the Exchange Act. The allegations in those underlying individual opt out actions are made against the Company and several of its former officers and directors only and relate to, among other things, allegedly false and misleading statements made during the 2013-2016 time period by the Company and/or failures to disclose information about the Company’s business and prospects including relating to drug pricing and the use of specialty pharmacies. On March 31, 2022, the Company and Bausch + Lomb removed the declaratory judgment action to the U.S. District Court for the District of New Jersey. On April 29, 2022, Plaintiffs filed a motion to remand. On November 29, 2022, the District Court granted Plaintiffs’ remand motion and the case was remanded to the New Jersey Superior Court Chancery Division. On December 8, 2022, Plaintiffs filed a proposed Order to Show Cause and motion for a preliminary injunction, and sought interim relief including expedited discovery. On December 13, 2022, the Court denied Plaintiffs’ proposed Order to Show Cause and stayed discovery pending the resolution of the Company and Bausch + Lomb’s forthcoming motions to dismiss, while instructing the Company to provide certain notice to Plaintiffs of the intended completion of a potential future distribution referenced above under certain circumstances. On December 22, 2022, Plaintiffs filed an amended complaint which, among other things, added claims seeking injunctive relief. On January 11, 2023, the Company and Bausch + Lomb moved to dismiss the amended complaint. Briefing was complete on February 24, 2023, and the motion to dismiss was heard on March 3, 2023. On April 3, 2023, the Court issued a decision granting in part and denying in part the motion to dismiss. In early August 2025, a settlement was reached, and, on August 29, 2025, the Court issued an order staying this action pending satisfaction of certain conditions to that settlement. The case is expected to be dismissed with prejudice in January 2026.
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
In May 2020, the District Court granted defendants’ motion to dismiss, holding that Plaintiff-relator’s qui tam action was precluded by the False Claims Act’s public disclosure bar. Plaintiff-relator appealed to the U.S. Court of Appeals for the Ninth Circuit. In August 2023, the Court of Appeals reversed the District Court’s order and remanded to the District Court for further proceedings. In September 2023, the Company filed a petition for rehearing or rehearing en banc with the Court of Appeals. On January 5, 2024, the Court of Appeals panel denied the petition and issued an amended opinion, still reversing the District Court’s order and remanding the case to the District Court for further proceedings. On April 4, 2024, the Company filed a petition for a writ of certiorari to the Supreme Court, which was denied on October 7, 2024. Mandate issued and the case returned to the District Court. On November 27, 2024, Plaintiff-relator filed an amended complaint. The Company filed a motion to dismiss the amended complaint on February 5, 2025. On July 22, 2025, the District Court granted the motion to dismiss with leave to amend, holding that the amended complaint did not adequately differentiate between the multiple named defendants. Plaintiff-relator filed his amended complaint on August 11, 2025. The Company filed a motion to dismiss the third amended complaint on August 26, 2025. The motion remains pending. The Company disputes the claims against it and intends to defend itself vigorously.
Completed or Inactive Matters
The following matters have concluded, have settled, are the subject of an agreement to settle or have otherwise been closed during or prior to the three months ended September 30, 2025 or have been inactive from the Company’s perspective for several fiscal quarters or the Company anticipates that no further material activity will take place with respect thereto. Due to the closure, settlement, inactivity or change in status of the matters referenced below, these matters will no longer appear in the Company’s future public reports and disclosures, unless required or as deemed appropriate. With respect to inactive matters, to the extent material activity takes place in subsequent quarters with respect thereto, the Company will provide updates as required or as deemed appropriate.
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

The Zydus Xifaxan® Litigation
The Company received a Notice of Paragraph IV Certification from Zydus, dated August 15, 2024, in which Zydus asserted that certain U.S. Patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, offer for sale, and/or importation of Zydus’s generic rifaximin tablets, 550 mg, for which Zydus filed an ANDA. On September 27, 2024, the Company and Alfasigma filed suit against Zydus in the U.S. District Court for the District of New Jersey pursuant to the Hatch-Waxman Act, alleging infringement by Zydus of one or more claims of the Xifaxan® patents, thereby triggering a 30-month stay of the approval of Zydus’s ANDA for rifaximin tablets, 550 mg. Although enjoined from granting final approval, the FDA granted tentative approval to Zydus’s ANDA on May 30, 2025. On August 11, 2025, the parties executed a confidential settlement agreement to resolve the lawsuit. The court dismissed the lawsuit on August 19, 2025.
The SABA Xifaxan® Litigation
The Company received a Notice of Paragraph IV Certification from SABA, dated February 20, 2025, in which SABA asserted that certain U.S. Patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, offer for sale, and/or importation of SABA’s generic rifaximin tablets, 550 mg, for which SABA filed an ANDA. On April 4, 2025, the Company filed suit against SABA pursuant to the Hatch-Waxman Act, alleging infringement by SABA of one or more claims of the Xifaxan® patents, thereby triggering a 30-month stay of the approval of SABA’s ANDA for rifaximin tablets, 550 mg. On August 11, 2025, the parties executed a confidential settlement agreement to resolve the lawsuit. The court dismissed the lawsuit on September 15, 2025.
The Mylan Xifaxan® Litigation
The Company received a Notice of Paragraph IV Certification from Mylan, dated February 11, 2025, in which Mylan asserted that certain U.S. Patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, offer for sale, and/or importation of Mylan’s generic rifaximin tablets, 550 mg, for which Mylan filed an ANDA. On March 26, 2025, the Company filed suit against Mylan pursuant to the Hatch-Waxman Act, alleging infringement by Mylan of one or more claims of the Xifaxan® patents, thereby triggering a 30-month stay of the approval of Mylan’s ANDA for rifaximin tablets, 550 mg. On September 30, 2025, the parties executed a confidential settlement agreement to resolve the lawsuit. The court dismissed the lawsuit on October 2, 2025.
The Cipla Xifaxan® Litigation
The Company received a Notice of Paragraph IV Certification from Cipla USA, Inc., U.S. Agent for Cipla Limited (collectively “Cipla”), dated September 18, 2024, in which Cipla asserted that certain U.S. Patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, offer for sale, and/or importation of Cipla’s generic rifaximin tablets, 550 mg, for which Cipla filed an ANDA. On November 1, 2024, the Company filed suit against Cipla pursuant to the Hatch-Waxman Act, alleging infringement by Cipla of one or more claims of the Xifaxan® patents, thereby triggering a 30-month stay of the approval of Cipla’s ANDA for rifaximin tablets, 550 mg. The Company and Cipla executed a confidential settlement agreement on October 15, 2025.
The Alkem Xifaxan® Litigation
The Company received a Notice of Paragraph IV Certification from Alkem, dated April 28, 2025, in which Alkem asserted that certain U.S. Patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, offer for sale, and/or importation of Alkem’s generic rifaximin tablets, 550 mg, for which Alkem filed an ANDA. On June 10, 2025, the Company filed suit against Alkem pursuant to the Hatch-Waxman Act, alleging infringement by Alkem of one or more claims of the Xifaxan® patents, thereby triggering a 30-month stay of the approval of Alkem’s ANDA for rifaximin tablets, 550 mg. On August 12, 2025, the parties executed a confidential settlement agreement to resolve the lawsuit. The court dismissed the lawsuit on August 14, 2025.
The Mylan Trulance® Paragraph IV Proceedings
In April 2021, the Company filed a patent infringement suit against Mylan in the U.S. District Court for the Northern District of West Virginia for filing an ANDA for generic Trulance® (plecanatide) 3 mg tablets. The Company filed the lawsuit following receipt of a Notice of Paragraph IV Certification from Mylan in which Mylan asserted that the U.S. patents listed in the FDA’s Orange Book for Trulance® tablets, 3 mg, were invalid, unenforceable and/or would not be infringed by the commercial manufacture, use or sale of Mylan’s generic plecanatide tablets, 3 mg. The Company and Mylan executed a confidential settlement agreement on May 8, 2025. On May 14, 2025, the court dismissed the Mylan lawsuit.

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

Segment Revenues and Profits
Segment revenues, profits and reconciliation of segment profit to consolidated Income (loss) before income taxes were as follows:

	Three Months Ended September 30,
	Salix		International		Solta Medical		Diversified		Bausch + Lomb		Total
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Revenues	$716	$642	$286	$291	$140	$112	$258	$269	$1,281	$1,196	$2,681	$2,510
Less:
Cost of goods sold (a)	46	40	118	113	30	28	32	37	509	464
Cost of other revenues	—	—	14	14	—	—	—	—	1	—
Selling, general and administrative	79	147	57	54	31	26	41	40	429	420
Research and development	21	19	7	5	9	5	3	3	41	29
Segment profit	$570	$436	$90	$105	$70	$53	$182	$189	$301	$283	$1,213	$1,066
Corporate											(243)	(248)
Amortization of intangible assets											(253)	(274)
Asset impairments											(1)	—
Restructuring, integration and separation costs											(17)	(1)
Other expense, net											(80)	(225)
Operating income											619	318
Interest income											15	7
Interest expense											(412)	(346)
Gain on extinguishment of debt											3	—
Foreign exchange and other											(7)	—
Income (loss) before income taxes											$218	$(21)

	Nine Months Ended September 30,
	Salix		International		Solta Medical		Diversified		Bausch + Lomb		Total
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Revenues	$1,885	$1,699	$826	$832	$381	$302	$682	$722	$3,696	$3,511	$7,470	$7,066
Less:
Cost of goods sold (a)	128	130	337	338	93	73	95	108	1,513	1,369
Cost of other revenues	—	—	45	35	—	—	—	—	4	2
Selling, general and administrative	302	351	172	164	91	77	129	134	1,346	1,254
Research and development	59	76	19	17	20	12	10	11	104	87
Segment profit	$1,396	$1,142	$253	$278	$177	$140	$448	$469	$729	$799	$3,003	$2,828
Corporate											(772)	(746)
Amortization of intangible assets											(765)	(818)
Asset impairments											(1)	(6)
Restructuring, integration and separation costs											(49)	(25)
Other expense, net											(77)	(245)
Operating income											1,339	988
Interest income											39	24
Interest expense											(1,207)	(1,051)
Gain on extinguishment of debt											181	23
Foreign exchange and other											(41)	(26)
Income (loss) before income taxes											$311	$(42)
(a) Cost of goods sold excludes amortization and impairments of intangible assets.
During the nine months ended September 30, 2025 and 2024, ten products represented 50% and 48% of total revenues, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” “Bausch Health,” and similar terms refer to Bausch Health Companies Inc. and its subsidiaries, taken together. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes (the “Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended, and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning of applicable Canadian securities laws (collectively “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our accompanying unaudited interim Condensed Consolidated Financial Statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2024, which were included in our Annual Report on Form 10-K filed with the SEC and the Canadian Securities Administrators (the “CSA”) on February 19, 2025. In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional company information is available on SEDAR+ at www.sedarplus.ca and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted. Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.
OVERVIEW
We are a global, diversified specialty pharmaceutical and medical device company that develops, manufactures and markets, primarily in the therapeutic areas of gastroenterology (“GI”), hepatology, neurology and dermatology, a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products and aesthetic medical devices, and, through our approximately 88% ownership of Bausch + Lomb Corporation (“Bausch + Lomb” or “B+L”), branded and branded generic pharmaceuticals, OTC products and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment) in the therapeutic areas of eye health. Our products are marketed directly or indirectly in approximately 90 countries.
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
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, we announced our plan to separate our eye health business consisting of our Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals businesses into an independent publicly traded entity, Bausch + Lomb, from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). As part of this plan, in May 2022, a wholly owned subsidiary of Bausch Health sold common shares of B+L pursuant to an initial public offering of Bausch + Lomb (the “B+L IPO”). Following the B+L IPO, Bausch Health indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 88% of B+L’s outstanding common shares as of October 22, 2025.
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
The B+L Separation, if consummated, will result in two separate, independent companies:
•Bausch Health excluding Bausch + Lomb - a diversified pharmaceutical company with leading positions in GI, hepatology, dermatology, neurology and international pharmaceuticals, and aesthetic medical devices. The remaining pharmaceutical entity will comprise a diversified portfolio of our brands across the Salix, International, dentistry, neurology, medical dermatology and generics, and aesthetic medical devices businesses; and
•Bausch + Lomb - a fully integrated eye health company built on the iconic Bausch + Lomb brand and its long history of innovation.
As independent entities, management believes that each company will be better positioned to individually focus on its core businesses to drive additional growth, more effectively allocate capital and better manage its respective capital needs. Although management believes the B+L Separation will unlock value, there can be no assurance that it will be successful in doing so.
See Item 1A. “Risk Factors — Risk Relating to the B+L Separation” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC and the CSA on February 19, 2025, for additional risks relating to the B+L Separation.
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
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for additional information regarding the B+L June 2025 Refinancing Activity, including the definitions of certain defined terms used above.
August 2025 Repurchase Activity
In August 2025, we repurchased and retired our outstanding 9.25% Senior Unsecured Notes (the “August 2025 Repurchase Activity”) with an aggregate par value of approximately $602 million using cash on hand, for an aggregate cost of approximately $601 million.
As of September 30, 2025, we had aggregate maturities and mandatory payments of our principal balances of debt obligations as follows:

(in millions)	Remainder of 2025	2026	2027	2028	2029	2030	Thereafter	Total
Total debt obligations	$314	$58	$701	$5,923	$1,663	$4,018	$7,852	$20,529
During July 2025, we gave notice to the administrative agent under our AR Facility Agreement of our intention to repay using cash on hand, all outstanding amounts under our AR Credit Facility (as these terms are defined in Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements) and to terminate the AR Credit Facility. On October 27, 2025, the outstanding amount of $300 million was repaid using cash on hand and the AR Credit Facility was terminated. With the paydown of our AR Credit Facility, we have no debt maturities until 2027.
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
As of September 30, 2025, we had approximately 75 projects in our global pipeline. Certain core internal R&D projects that have received a significant portion of our R&D investment in current and prior periods are listed below.
Gastrointestinal
•Rifaximin - We are conducting two ongoing global Phase 3 studies to evaluate a soluble solid dispersion (“SSD”) formulation of rifaximin, known as rifaximin SSD-40IR, as part of our RED-C clinical trial program. These trials aim to assess the drug’s ability to delay the first occurrence of overt hepatic encephalopathy (“OHE”) in patients with early decompensated liver cirrhosis. Rifaximin SSD-40IR is designed to enhance gastrointestinal solubility while minimizing systemic exposure, potentially improving efficacy and safety. Top line results for each of the Phase 3 studies are expected by early 2026.
•Amiselimod (S1P modulator) - A Phase 2 study to evaluate Amiselimod (S1P modulator) for the treatment of mild to moderate ulcerative colitis was completed in 2024. In 2024, we met with the Food and Drug Administration (“FDA”) for an end of Phase 2 meeting. We also met with the European Union’s (“EU”) European Medicines Agency and Japan’s Pharmaceuticals and Medical Devices Agency. All regulatory feedback is currently under review.
•Larsucosterol - During September 2025, we completed the acquisition of DURECT Corporation (“DURECT”). Larsucosterol, DURECT’s lead drug candidate, has the potential to be the first FDA-approved therapeutic option for alcohol-associated hepatitis (“AH”) patients. The FDA has granted a Breakthrough Therapy designation for this drug. A registrational Phase 3 program to evaluate the safety and efficacy of Larsucosterol for the treatment of patients with severe AH is planned to start in early 2026.
Solta Medical
•Clear + Brilliant® Touch - The next generation Clear + Brilliant® laser is designed to deliver a customized and more comprehensive treatment protocol by providing patients of all ages and skin types the benefits of two wavelengths. Approval has been received in the United States, Australia, New Zealand, Philippines, Thailand, Taiwan, Malaysia, Singapore and Canada. We are reviewing the European Medicines Agency’s September 2025 response to our submission. Additionally, we have completed the registration work for China and are awaiting a final response by the Chinese authority.
•Fraxel FTXTM - The next generation Fraxel® is a fractionated laser device for skin resurfacing launched in the U.S. in April 2025.

•Thermage® FLX - A non-invasive, FDA-cleared skin rejuvenation treatment designed to reduce wrinkles and rhytids, including those on the upper and lower eyelids. It uses radiofrequency energy to stimulate collagen production, resulting in tighter, more contoured skin. The device received Health Canada approval in April 2025.
Dermatology
•CABTREO® Topical Gel - The first and only FDA-approved fixed-dose, triple-combination topical treatment for acne. CABTREO® Topical Gel was launched in the U.S. in the first quarter of 2024, in Canada in October 2024 and completed submission for approval to the European Medicines Agency of the EU.
Bausch + Lomb
•Lumify® Franchise – An OTC redness reliever eye drop that significantly reduces redness to help eyes look whiter and brighter. To date, Bausch + Lomb has launched and acquired the right to launch Lumify® in various countries. A new line extension formulation, Lumify® Preservative Free, for which the New Drug Application was approved by the FDA in April 2024, began launching in the first quarter of 2025. Additionally, Bausch + Lomb is in the process of initiating a Lumify® next generation clinical study, for which a Phase 3 study met all primary and secondary endpoints.
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
•Bausch + Lomb is expanding its portfolio of premium IOLs built on the enVista® platform with: enVista Aspire® monofocal and toric IOLs with Intermediate Optimized optics launched in the U.S. in October 2023, in Europe in January 2025 and the Canada launch is in process, enVista Envy® launched in Canada in June 2024 and the U.S., Europe, Singapore and Hong Kong launches are expected and enVista BeyondTM (extended depth of focus) is anticipated to launch in the U.S. in early 2027.
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
In September 2025, we acquired DURECT, a biopharmaceutical company engaged in the development of epigenetic therapies that target dysregulated deoxyribonucleic acid methylation to transform the treatment of serious and life-threatening conditions, including acute organ injury. DURECT’s lead drug candidate, Larsucosterol, is a novel therapeutic molecule that has demonstrated promising results in Phase 2 trials for the treatment of AH and has been granted Breakthrough Therapy designation by the FDA.
In January 2025, Bausch + Lomb acquired Whitecap Biosciences, LLC which is currently developing two innovative therapies for potential use in glaucoma and geographic atrophy.

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
In response to the investigation, Bausch + Lomb implemented enhanced inspection protocols for IOLs, as well as more explicit standards for how the monomers that make up its lenses are prepared by vendors. With these new processes in place, Bausch + Lomb has returned to full production of all enVista IOLs and has been shipping into the market to resupply inventory.
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
Our revenues attributable to Russia, Ukraine and Belarus for each of the nine months ended September 30, 2025 and 2024 were approximately 2% of our total revenues. In addition, we do not have any research or manufacturing facilities in Russia, Ukraine or Belarus. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on our business.
Conflict in the Middle East
The conflict between Israel and Hamas began during October 2023 and expanded to include other countries and militant groups in the region, including Iran. The conflict is currently the subject of a ceasefire agreement between Israel and Hamas that was announced in October 2025. Our revenues attributable to the impacted regions for each of the nine months ended September 30, 2025 and 2024 were not material. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on our business.
For a further discussion of these and other risks relating to our international business, see Item 1A. “Risk Factors — Risks Relating to the International Scope of our Business” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC and the CSA on February 19, 2025.
Global Minimum Corporate Tax
On October 8, 2021, the Organisation for Economic Co-operation and Development (“OECD”) published a statement that outlined the key components of a two-pillar plan to address the tax challenges arising from the digitalisation of the economy. The statement was agreed by the OECD/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) which now includes 145 member jurisdictions. The timetable for implementation of the two-pillar plan was initially proposed for 2023, then extended to 2024 and, with respect to certain components of the plan, 2025. Under the pillar one proposals, a portion of the residual profits of multinational enterprise (“MNE”) groups with global turnover above €20 billion and a profit margin above 10% will be allocated to market jurisdictions where such allocated profits would be taxed. Under pillar two proposals, a global minimum corporate tax rate of 15% will apply to undertaxed profits of MNE groups with consolidated revenue of at least €750 million. On June 17, 2024 and January 15, 2025, the OECD published further administrative guidance to clarify the operation of the model rules. Many jurisdictions in which the Company operates have adopted the global minimum tax provision of the OECD pillar two effective for tax years beginning in January 2024. On January 20, 2025, President Trump signed an executive order stating that the Global Tax Deal, including the OECD two-pillar plan, has no force and effect in the U.S. It further provides for the U.S. Treasury Secretary to develop options for responding to foreign countries’ tax rules that are extraterritorial in nature or that could disproportionately impact U.S. companies, with findings and recommendations to be delivered to the President. On June 28, 2025, the U.S. Department of the Treasury announced that an agreement was reached between the U.S. and other members of the Group of Seven major advanced economies (the “G7”). Under the terms of this agreement, the U.S. parented MNEs will be exempt from certain elements of pillar two.
We have included the estimated impact of the Inclusive Framework, as currently adopted, in our tax provision beginning in 2024. While the estimated impact is not material, it is possible that the further implementation of the Inclusive Framework could have a material effect on our liability for corporate taxes or our consolidated tax rate in the future.
One Big Beautiful Bill Act
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the “OBBBA”). The effects of this legislation for the Company include extending and modifying certain key provisions of the Tax Cuts and Jobs Act enacted in December 2017 (both domestic and international). The corporate tax rate remains unchanged but bonus, depreciation and an adjustment to the interest limitation were retroactive to January 1, 2025. The OBBBA makes additional changes to international tax provisions, including substantive changes to existing Global Intangible Low Tax Income, foreign-derived intangible income, and base erosion and anti-abuse tax provisions. These changes are effective for taxable years after 2025. The impact of this legislation does not materially impact the current period nor do we expect it to have a material impact on our tax positions for future years.
Health Care Reform
The U.S. federal and state governments continue to propose and pass legislation designed to regulate the health care industry. Many of these changes focused on health care cost containment, which resulted in pricing pressures relating to the sales and reimbursements of health care products.
In August 2022, the Inflation Reduction Act (“IRA”) was signed into law, which among other matters made significant changes to how drugs are covered and paid for under the Medicare program, including imposing financial penalties if drug prices are increased at a rate faster than inflation, redesigning Medicare Part D benefits to shift a greater portion of the costs to manufacturers and allowing the U.S. government to set prices for certain drugs in Medicare. The IRA also provides for (i) the U.S. government to set or “negotiate” prices for select high-cost Medicare Part D (beginning in 2026) and Medicare Part B drugs (beginning in 2028) that are more than nine years (for small-molecule drugs) or 13 years (for biological products) from their initial FDA approval, (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices increase faster than inflation beginning in 2022 for Medicare Part D and 2023 for Medicare Part B drugs and (iii) Medicare Part D redesign which replaces the current Part D Coverage Gap Discount Program and establishes a $2,000 cap for out-of-pocket limits costs for Medicare beneficiaries beginning in 2025, with manufacturers being responsible for 10% of costs up to the $2,000 cap and 20% after that cap is reached. Although we have taken certain actions which we believe may mitigate any negative pricing impact, the reduction of prices or reimbursement levels for certain of our products could materially affect our business and consolidated results of operations and may accelerate revenue erosion prior to the expiration of intellectual property protections.
In January 2025, the Centers for Medicare & Medicaid Services (“CMS”) selected Xifaxan® as one of the medicines for its drug price negotiation program as part of the IRA with an initial price applicability in 2027. It is possible that other of our products could be selected in future years. The Company’s negotiations with CMS have concluded, and CMS is expected to publish the negotiated maximum fair prices by November 30, 2025. The negotiated price for Xifaxan® will come into effect on January 1, 2027 and is expected to negatively impact sales revenues for Xifaxan® in 2027. The expected impact on revenues and operating results is expected to be primarily in 2027 due to anticipated generic competition beginning in 2028 and is not anticipated to materially affect the Company’s long-term strategies and cash flows.
Although management continues to evaluate the potential impact of the IRA, the anticipated short-term impact is not expected to affect the recoverability or useful lives of our Xifaxan®-related intangible assets or the carrying value of Salix’s goodwill based on an initial assessment.
In addition, a number of U.S. states have implemented IRA-like price controls on pharmaceutical manufacturers. Certain U.S. states have passed legislation intended to impact pricing or requiring manufacturers to report price increases to states, including certain states also allowing for drug affordability (i.e. price control) review boards. It is expected that state legislatures will continue to focus on drug pricing in 2026 and beyond and that similar bills will be passed in more states. These proposals create new authorities for state regulatory bodies to limit reimbursement for certain drugs and such efforts may expand to additional states.
Over the past several years, numerous legislative changes have caused the Company and other pharmaceutical manufacturers to reevaluate participation in optional Federal programs.
Bausch Health US, LLC (“BHUS”) recently communicated its intention to cease participation in two optional Federal drug pricing programs – the Medicaid Drug Rebate Program (“MDRP”) and the 340B Drug Pricing Program (“340B”). BHUS provided notice to the CMS and the Health Resources and Services Administration of the end of its participation in these programs effective September 30, 2025. Other Federal programs such as Medicare and the Federal Supply Schedule (supporting agencies such as the Department of Veterans Affairs and the Department of Defense) are not affected by this decision. We continue to evaluate the Company’s participation in government channels.
The Company remains fully committed to the patients who are prescribed our products and understands the importance of its therapies to patients supported through Federal government programs. To prioritize the needs of patients first, effective October 1, 2025, the Company expanded support of Medicaid-eligible patients for most single-source pharmaceuticals through an enhanced Patient Assistance Program, where eligible patients will receive the pharmaceutical free of charge. Our goal is to maintain a straightforward process to ensure continuity of care for patients, physicians and caregivers during this transition.

While the ultimate outcome of discontinuing our participation in the MDRP and 340B is still being assessed, the Company does not expect a significant impact on its business and consolidated results of operations at this time.
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

FINANCIAL PERFORMANCE HIGHLIGHTS
The following table provides selected unaudited financial information for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share data)	2025	2024	Change	2025	2024	Change
Revenues	$2,681	$2,510	$171	$7,470	$7,066	$404
Operating income	$619	$318	$301	$1,339	$988	$351
Income (loss) before income taxes	$218	$(21)	$239	$311	$(42)	$353
Net income (loss) attributable to Bausch Health Companies Inc.	$179	$(85)	$264	$269	$(139)	$408
Earnings (loss) per share attributable to Bausch Health Companies Inc.
Basic	$0.48	$(0.23)	$0.71	$0.73	$(0.38)	$1.11
Diluted	$0.48	$(0.23)	$0.71	$0.72	$(0.38)	$1.10
Financial Performance
Summary of the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Revenues for the three months ended September 30, 2025 and 2024 were $2,681 million and $2,510 million, respectively, an increase of $171 million, or 7%. The increase is primarily attributable to growth in our Bausch + Lomb, Salix and Solta Medical segments driven by: (i) higher volumes, (ii) improved net realized pricing and (iii) the favorable impact of foreign currencies.
Operating income for the three months ended September 30, 2025 and 2024 was $619 million and $318 million, respectively, and included non-cash charges for Depreciation and amortization of intangible assets of $306 million and $322 million, Acquired IPR&D costs of $81 million and $15 million and Share-based compensation of $43 million and $38 million, respectively. The increase in our operating results of $301 million reflects, among other factors:
•an increase in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $122 million, primarily due to the increase in revenues as previously discussed;
•a decrease in selling, general and administrative (“SG&A”) expenses of $55 million, primarily attributable to a lower annual industry assessment fee, partially offset by higher selling expenses attributable to MIEBO®;
•an increase in research and development (“R&D”) expenses of $20 million, primarily attributable to an increase in spend on certain projects in the Bausch + Lomb and Solta Medical segments;
•a decrease in amortization of intangible assets of $21 million, primarily attributable to fully amortized intangible assets no longer being amortized in 2025; and
•a decrease in Other expense, net of $145 million, primarily attributable to: (i) lower provisions for certain legal matters during the third quarter of 2025 and (ii) lower Acquisition-related contingent consideration during the third quarter of 2025, partially offset by an increase in Acquired IPR&D costs related to the acquisition of DURECT.
Income before income taxes for the three months ended September 30, 2025 was $218 million as compared to Loss before income taxes of $21 million for the three months ended September 30, 2024, a favorable change of $239 million, primarily attributable to the increase in our operating results of $301 million, partially offset by an increase in Interest expense of $66 million.
Net income attributable to Bausch Health for the three months ended September 30, 2025 was $179 million as compared to Net loss attributable to Bausch Health of $85 million for the three months ended September 30, 2024, an increase of $264 million, which is primarily attributable to a favorable change in Income before income taxes of $239 million, as previously discussed, and the decrease in Provision for income taxes of $34 million.
Summary of the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Revenues for the nine months ended September 30, 2025 and 2024 were $7,470 million and $7,066 million, respectively, an increase of $404 million, or 6%. The increase is attributable to growth in our Salix, Bausch + Lomb and Solta

Medical segments driven by: (i) higher volumes, (ii) improved net realized pricing and (iii) incremental sales attributable to acquisitions.
Operating income for the nine months ended September 30, 2025 and 2024 was $1,339 million and $988 million, respectively, and included non-cash charges for Depreciation and amortization of intangible assets of $918 million and $960 million, Acquired IPR&D costs of $110 million and $18 million, Asset impairments of $1 million and $6 million and Share-based compensation of $132 million and $107 million, respectively. The increase in our operating results of $351 million reflects, among other factors:
•an increase in contribution of $250 million, primarily due to the increase in revenues as previously discussed;
•an increase in SG&A expenses of $80 million, primarily attributable to higher selling expenses primarily attributable to MIEBO®, partially offset by a lower annual industry assessment fee;
•an increase in R&D expenses of $15 million, primarily attributable to an increase in spend on certain projects in the Bausch + Lomb and Solta Medical segments;
•a decrease in amortization of intangible assets of $53 million, primarily attributable to fully amortized intangible assets no longer being amortized in 2025;
•a decrease in Asset impairments of $5 million, attributable to higher impairments for the nine months ended September 30, 2024; and
•a decrease in Other expense, net of $168 million, primarily attributable to: (i) lower provisions for certain legal matters during 2025 and (ii) lower Acquisition-related contingent consideration during 2025, partially offset by an increase in Acquired IPR&D costs related to the acquisition of DURECT.
Income before income taxes for the nine months ended September 30, 2025 was $311 million as compared to Loss before income taxes for the nine months ended September 30, 2024 of $42 million, an increase in our results of $353 million. The change is primarily attributable to: (i) the increase in our operating results of $351 million, as previously discussed, and (ii) an increase in Gain on extinguishment of debt of $158 million, partially offset by an increase in interest expense of $156 million.
Net income attributable to Bausch Health for the nine months ended September 30, 2025 was $269 million as compared to Net loss attributable to Bausch Health of $139 million for the nine months ended September 30, 2024, an increase in our results of $408 million, primarily due to the increase in our results of $353 million, as previously discussed, and the decrease in Provision for income taxes of $40 million.

RESULTS OF OPERATIONS
Our unaudited operating results for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2024	Change	2025	2024	Change
Revenues
Product sales	$2,657	$2,482	$175	$7,388	$6,990	$398
Other revenues	24	28	(4)	82	76	6
	2,681	2,510	171	7,470	7,066	404
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	735	682	53	2,166	2,018	148
Cost of other revenues	15	14	1	49	37	12
Selling, general and administrative	795	850	(55)	2,556	2,476	80
Research and development	166	146	20	468	453	15
Amortization of intangible assets	253	274	(21)	765	818	(53)
Asset impairments	1	—	1	1	6	(5)
Restructuring, integration and separation costs	17	1	16	49	25	24
Other expense, net	80	225	(145)	77	245	(168)
	2,062	2,192	(130)	6,131	6,078	53
Operating income	619	318	301	1,339	988	351
Interest income	15	7	8	39	24	15
Interest expense	(412)	(346)	(66)	(1,207)	(1,051)	(156)
Gain on extinguishment of debt	3	—	3	181	23	158
Foreign exchange and other	(7)	—	(7)	(41)	(26)	(15)
Income (loss) before income taxes	218	(21)	239	311	(42)	353
Provision for income taxes	(37)	(71)	34	(88)	(128)	40
Net income (loss)	181	(92)	273	223	(170)	393
Net (income) loss attributable to noncontrolling interest	(2)	7	(9)	46	31	15
Net income (loss) attributable to Bausch Health Companies Inc.	$179	$(85)	$264	$269	$(139)	$408
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
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
Our revenues were $2,681 million and $2,510 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $171 million, or 7%. The increase was primarily due to: (i) an increase in volumes of $76 million, primarily attributable to our Bausch + Lomb, Salix and Solta Medical segments, (ii) an increase in net realized pricing of $60 million, attributable to our Salix, International and Diversified segments, (iii) the favorable impact of foreign currencies of $29 million and (iv) incremental sales attributable to acquisitions of $3 million.
The changes in our segment revenues and segment profits for the three months ended September 30, 2025 are discussed in further detail below under “ — Reportable Segment Revenues and Profits.”

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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
	2025		2024
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$4,504	100.0%	$4,122	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	186	4.1%	175	4.2%
Returns	12	0.3%	26	0.6%
Rebates	1,138	25.2%	897	21.9%
Chargebacks	423	9.4%	463	11.2%
Distribution fees	88	2.0%	79	1.9%
Total provisions	1,847	41.0%	1,640	39.8%
Net product sales	2,657	59.0%	2,482	60.2%
Other revenues	24		28
Revenues	$2,681		$2,510
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 41.0% and 39.8% for the three months ended September 30, 2025 and 2024, respectively, an increase of 1.2 percentage points. The increase was primarily due to:
•rebates as a percentage of gross product sales which was higher primarily due to higher rebates for: (i) Bausch + Lomb’s XIIDRA® and MIEBO®, (ii) increased gross product sales for certain branded products such as Xifaxan®, CABTREO®, Jublia®, Aplenzin® and Trulance®, partially offset by lower gross product sales for Arazlo®, Onexton® and Plenvu® and (iii) lower rebates for Wellbutrin® partially offset by
•chargebacks as a percentage of gross product sales which was lower primarily due to lower gross branded product sales of Cardizem® CD and lower chargebacks for Wellbutrin® and lower gross product sales of certain generic products such as Uceris® AG, Elidel® AG, Diltizem® CD AG, Tiazac® AG, Onexton® AG and Migranal® AG, partially offset by increased gross product sales for Xifaxan®.
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
Cost of goods sold was $735 million and $682 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $53 million, or 8%. The increase was primarily driven by: (i) the unfavorable impact of foreign currencies and (ii) unfavorable manufacturing variances.
Cost of goods sold as a percentage of product sales revenue were 27.7% and 27.5% for the three months ended September 30, 2025 and 2024, respectively.
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
SG&A expenses were $795 million and $850 million for the three months ended September 30, 2025 and 2024, respectively, a decrease of $55 million, or 6%. The decrease was primarily attributable to a lower annual industry assessment fee, partially offset by higher selling expenses attributable to MIEBO®.
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
R&D expenses were $166 million and $146 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $20 million, or 14%. The increase is primarily attributable to an increase in spend on certain projects in the Bausch + Lomb and Solta Medical segments.
R&D expenses as a percentage of Product sales were approximately 6% for each of the three months ended September 30, 2025 and 2024.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 2 to 20 years. Management continually assesses the useful lives related to the Company’s long-lived assets to reflect the most current assumptions.
Amortization of intangible assets was $253 million and $274 million for the three months ended September 30, 2025 and 2024, respectively, a decrease of $21 million, or 8%, primarily attributable to fully amortized intangible assets no longer being amortized in 2025.
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
Asset impairments for each of the three months ended September 30, 2025 and 2024 were not material.

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
Restructuring, integration and separation costs were $17 million and $1 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $16 million. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
See Note 5, “RESTRUCTURING, INTEGRATION AND SEPARATION COSTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding these actions.
Other Expense, Net
Other expense, net for the three months ended September 30, 2025 and 2024 consists of the following:

	Three Months Ended September 30,
(in millions)	2025	2024
Acquired IPR&D costs	$81	$15
Acquisition-related transaction costs	2	2
Litigation and other matters, net of insurance recoveries and restitutions	35	188
Acquisition-related contingent consideration	(32)	25
Gain on sale of assets, net	(6)	(5)
	$80	$225
Acquired IPR&D costs are related to the acquisition of DURECT and certain Bausch + Lomb acquisitions.
Litigation and other matters, net of insurance recoveries and restitutions for three months ended September 30, 2024 primarily relates to adjustments to provisions for certain legal matters. Litigation and other matters, net of insurance recoveries and restitutions in 2025 also includes restitution received in connection with a certain legal matter.
Acquisition-related contingent consideration for the three months ended September 30, 2025 and 2024 reflects changes in estimates in the timing and amounts of expected future royalty and milestone payments and in 2024, includes other adjustments of $18 million related to certain branded products.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization and write-off of debt discounts, premiums and debt issuance costs under our credit facilities and notes, and the amortization of amounts excluded from the assessment of hedge effectiveness over the term of the Company’s cross-currency swaps.
Interest expense was $412 million and $346 million and included non-cash amortization and write-offs of debt premiums, discounts and deferred issuance costs of $16 million and $13 million, for the three months ended September 30, 2025 and 2024, respectively. Interest expense for the three months ended September 30, 2025 increased $66 million, or 19%, as compared to the three months ended September 30, 2024. The increase is attributable to higher effective interest rates on the debt as refinanced in 2025.

The weighted average stated rate of interest as of September 30, 2025 and 2024 was 8.57% and 7.88%, respectively. As discussed in the section titled “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt — Accounting for Exchange”, due to the accounting treatment for the 2022 Secured Notes (as defined below), interest expense in the Company’s financial statements will not be representative of the weighted average stated rate of interest.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements and the section titled “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt” for further details.
Foreign Exchange and Other
Foreign exchange and other was a loss of $7 million and $0 for the three months ended September 30, 2025 and 2024, respectively, an unfavorable change of $7 million. This change was primarily driven by: (i) transaction gains and losses on intercompany balances and third-party liabilities, (ii) gains and losses from foreign currency exchange contracts and (iii) consulting fees related to identifying additional financing and strategic capitalization alternatives.
Income Taxes
Provision for income taxes was $37 million and $71 million for the three months ended September 30, 2025 and 2024, respectively, a favorable change of $34 million.
Our effective income tax rate for the three months ended September 30, 2025 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowances on entities for which no tax benefit of losses is expected, (ii) the finalization of the settlement with the Internal Revenue Service (“IRS”) for the 2017 capital loss and (iii) the discrete treatment of certain tax matters, primarily related to the filings of certain income tax returns.
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

The following table presents segment revenues, segment revenues as a percentage of total revenues, and the period-over-period changes in segment revenues for the three months ended September 30, 2025 and 2024. The following table also presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025		2024		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Salix	$716	27%	$642	26%	$74	12%
International	286	11%	291	12%	(5)	(2)%
Solta Medical	140	5%	112	4%	28	25%
Diversified	258	10%	269	11%	(11)	(4)%
Bausch + Lomb	1,281	47%	1,196	47%	85	7%
Total revenues	$2,681	100%	$2,510	100%	$171	7%

Segment Profits / Segment Profit Margins
Salix	$570	80%	$436	68%	$134	31%
International	90	31%	105	36%	(15)	(14)%
Solta Medical	70	50%	53	47%	17	32%
Diversified	182	71%	189	70%	(7)	(4)%
Bausch + Lomb	301	23%	283	24%	18	6%
Total segment profits	$1,213	45%	$1,066	42%	$147	14%
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

The following table presents a reconciliation of GAAP revenues to organic revenues (non-GAAP) and the period-over-period changes in organic revenue (non-GAAP) for the three months ended September 30, 2025 and 2024 by segment.

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Acquisitions	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)								Amount	Pct.
Salix	$716	$—	$—	$716	$642	$2	$644	$72	11%
International	286	(9)	—	277	291	(1)	290	(13)	(4)%
Solta Medical	140	(1)	—	139	112	—	112	27	24%
Diversified	258	—	—	258	269	6	275	(17)	(6)%
Bausch + Lomb	1,281	(19)	(3)	1,259	1,196	(4)	1,192	67	6%
Total	$2,681	$(29)	$(3)	$2,649	$2,510	$3	$2,513	$136	5%
Salix Segment:
Salix Segment Revenue
The Salix segment includes our Xifaxan® product line which currently accounts for approximately 85% of the Salix segment revenues. Salix segment revenue for the three months ended September 30, 2025 and 2024 was $716 million and $642 million, respectively, an increase of $74 million, or 12% and was primarily attributable to: (i) an increase in volumes of $41 million and (ii) an increase in net realized pricing of $31 million.
Salix Segment Profit
The Salix segment profit for the three months ended September 30, 2025 and 2024 was $570 million and $436 million, respectively, an increase of $134 million, or 31%. The increase was primarily driven by: (i) higher contribution attributable to the increase in revenues as previously discussed and (ii) lower SG&A expenses.
International Segment:
International Segment Revenue
The International segment has a diversified product line with no single product group representing 10% or more of its product sales. The International segment revenue was $286 million and $291 million for the three months ended September 30, 2025 and 2024, respectively, a decrease of $5 million, or 2%. The decrease was primarily attributable to: (i) a decrease in volumes of $33 million, primarily related to Latin America and (ii) the impact of divestitures and discontinuations of $1 million, partially offset by: (i) an increase in net realized pricing of $20 million and (ii) the favorable impact of foreign currencies of $9 million.
International Segment Profit
The International segment profit for the three months ended September 30, 2025 and 2024 was $90 million and $105 million, respectively, a decrease of $15 million, or 14% and was primarily driven by: (i) lower contribution primarily attributable to the decrease in volumes and (ii) an increase in SG&A expenses, partially offset by the increase in net realized pricing.
Solta Medical Segment:
Solta Medical Segment Revenue
The Solta Medical segment includes the Thermage® product line, which accounted for over 85% of the Solta Medical segment revenues. The Solta Medical segment revenue for the three months ended September 30, 2025 and 2024 was $140 million and $112 million, respectively, an increase of $28 million, or 25%. The increase was primarily attributable to an increase in volumes of $26 million primarily in South Korea.
Solta Medical Segment Profit
The Solta Medical segment profit for the three months ended September 30, 2025 and 2024 was $70 million and $53 million, respectively, an increase of $17 million, or 32%. The increase was primarily driven by higher contribution attributable to the increase in volumes as previously discussed, partially offset by higher: (i) selling, advertising and promotion expenses and (ii) R&D expenses.

Diversified Segment:
Diversified Segment Revenue
The Diversified segment revenue for the three months ended September 30, 2025 and 2024 was $258 million and $269 million, respectively, a decrease of $11 million, or 4%. The decrease was primarily driven by a decrease in volumes of $34 million, primarily in our Neurology and Dermatology businesses, partially offset by: (i) an increase in net realized pricing of $17 million, primarily in our Neurology business and (ii) the $6 million impact from the discontinuation of certain non-promoted products which negatively impacted our revenues in 2024.
Diversified Segment Profit
The Diversified segment profit for the three months ended September 30, 2025 and 2024 was $182 million and $189 million, respectively, a decrease of $7 million, or 4%. The decrease was primarily driven by the decrease in revenues as previously discussed, partially offset by lower advertising and promotion expenses.
Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment revenue was $1,281 million and $1,196 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $85 million, or 7%. The increase was primarily driven by: (i) an increase in volumes of $76 million primarily within the Pharmaceuticals and Vision Care businesses, (ii) the favorable impact of foreign currencies of $19 million and (iii) incremental sales attributable to acquisitions of $3 million, partially offset by: (i) a decrease in net realized pricing of $9 million, primarily driven by the Pharmaceuticals business and (ii) the impact of divestitures and discontinuations of $4 million.
Bausch + Lomb Segment Profit
The Bausch + Lomb segment profit for the three months ended September 30, 2025 and 2024 was $301 million and $283 million, respectively, an increase of $18 million, or 6%. The increase was primarily attributable to the increase in revenues as previously discussed, partially offset by: (i) an increase in selling expenses and (ii) an increase in R&D expenses.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Revenues
Our revenue was $7,470 million and $7,066 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $404 million, or 6%. The increase was primarily due to: (i) an increase in volumes of $255 million attributable to our Bausch + Lomb, Solta Medical and Salix segments, (ii) an increase in net realized pricing of $108 million attributable to our Salix, International and Diversified segments, (iii) incremental sales attributable to acquisitions of $15 million, (iv) the favorable impact of foreign currencies of $13 million, primarily in Latin America and (v) the $13 million impact from the discontinuation of certain non-promoted products which negatively impacted our revenues in 2024.
The changes in our segment revenues and segment profits for the nine months ended September 30, 2025, are discussed in further detail in the respective subsequent section titled “ — Reportable Segment Revenues and Profits”.

Cash Discounts and Allowances, Chargebacks and Distribution Fees
Provisions recorded to reduce gross product sales to net product sales and revenues for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
	2025		2024
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$12,770	100.0%	$11,995	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	534	4.2%	500	4.2%
Returns	80	0.6%	115	1.0%
Rebates	3,210	25.1%	2,699	22.4%
Chargebacks	1,310	10.3%	1,465	12.2%
Distribution fees	248	1.9%	226	1.9%
Total provisions	5,382	42.1%	5,005	41.7%
Net product sales	7,388	57.9%	6,990	58.3%
Other revenues	82		76
Revenues	$7,470		$7,066
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 42.1% and 41.7% for the nine months ended September 30, 2025 and 2024, respectively, an increase of 0.4 percentage points. The increase was primarily due to:
•rebates as a percentage of gross product sales which were higher primarily due to: (i) Bausch + Lomb’s XIIDRA® and MIEBO®, (ii) increased gross product sales for certain branded products such as CABTREO®, Xifaxan® and Jublia®, partially offset by lower gross product sales for Glumetza® SLX, Arazlo®, Zegerid®, Onexton® and Plenvu® and (iii) lower rebates for Trulance® partially offset by
•chargebacks as a percentage of gross product sales which were lower primarily due to: (i) lower gross product sales of certain branded products such as Glumetza® SLX, Cardizem® CD and Ativan® and certain generic products such Uceris® AG, Cardizem® AG, Migranal® AG and Diltizem® CD AG and (ii) lower chargeback rates for Wellbutrin®. These decreases were partially offset by increased gross product sales for Xifaxan®.
Expenses
Cost of Goods Sold (excluding amortization and impairments of intangible assets)
Cost of goods sold was $2,166 million and $2,018 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $148 million, or 7%. The increase was primarily driven by: (i) higher volumes as previously discussed, (ii) the unfavorable impact of foreign currencies and (iii) an inventory reserve charge related to Bausch + Lomb’s voluntary recall of certain enVista IOL products as previously discussed.
Cost of goods sold as a percentage of product sales revenue was 29.3% and 28.9% for the nine months ended September 30, 2025 and 2024, respectively, an increase of 0.4 percentage points.
Selling, General and Administrative Expenses
SG&A expenses were $2,556 million and $2,476 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $80 million, or 3%. The increase was primarily due to higher selling, advertising and promotion expenses, partially offset by a lower annual industry assessment fee.
Research and Development
R&D expenses were $468 million and $453 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $15 million. The increase is primarily attributable to an increase in spend on certain projects in the Bausch + Lomb and Solta Medical segments.
R&D expenses as a percentage of Product sales were approximately 6% for each of the nine months ended September 30, 2025 and 2024.

Amortization of Intangible Assets
Amortization of intangible assets was $765 million and $818 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $53 million, or 6%. The decrease was primarily attributable to fully amortized intangible assets no longer being amortized in 2025.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to our intangible assets.
Asset impairments
Asset impairments for the nine months ended September 30, 2025 were not material.
Asset impairments for the nine months ended September 30, 2024 were $6 million and primarily related to the discontinuance of a certain product brand.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to our intangible assets.
Restructuring, integration and separation costs
Restructuring, integration and separation costs were $49 million and $25 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $24 million. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
See Note 5, “RESTRUCTURING, INTEGRATION AND SEPARATION COSTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding these actions.
Other Expense, Net
Other expense, net for the nine months ended September 30, 2025 and 2024 consists of the following:

	Nine Months Ended September 30,
(in millions)	2025	2024
Acquired IPR&D costs	$110	$18
Acquisition-related transaction costs	5	3
Litigation and other matters, net of insurance recoveries and restitutions	40	215
Acquisition-related contingent consideration	(72)	19
Gain on sale of assets, net	(6)	(10)
	$77	$245
Acquired IPR&D costs are related to the acquisition of DURECT and certain Bausch + Lomb acquisitions.
Litigation and other matters, net of insurance recoveries and restitutions primarily relates to adjustments to provisions for certain legal matters. Litigation and other matters, net of insurance recoveries and restitutions in 2025 also includes restitution received in connection with a certain legal matter.
Acquisition-related contingent consideration for the nine months ended September 30, 2025 and 2024 reflects changes in estimates in the timing and amounts of expected future royalty and milestone payments and in 2024, includes other adjustments of $18 million related to certain branded products.
Non-Operating Income and Expense
Interest Expense
Interest expense was $1,207 million and $1,051 million and included non-cash amortization and write-offs of debt premiums, discounts and deferred issuance costs of $72 million and $41 million for the nine months ended September 30, 2025 and 2024, respectively. Interest expense increased $156 million, or 15%. The increase is attributable to: (i) write-offs of premiums, discounts and deferred issuance costs associated with the accounting for the April 2025 Refinancing Transactions and the B+L June 2025 Refinancing Activity and (ii) higher effective interest rates on the debt as refinanced in 2025.

The weighted average stated rate of interest as of September 30, 2025 and 2024 was 8.57% and 7.88%, respectively. Due to the accounting treatment for the 2022 Secured Notes, interest expense in the Company’s financial statements will not be representative of the weighted average stated rate of interest.
Gain on Extinguishment of Debt
Gain on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. Gain on extinguishment of debt was $181 million and $23 million for the nine months ended September 30, 2025 and 2024, respectively.
In connection with the April 2025 Refinancing Transactions, the August 2025 Repurchase Activity and the B+L June 2025 Refinancing Activity, the Company recognized a net gain on extinguishment of debt of $181 million during the nine months ended September 30, 2025. Gain on extinguishment of debt of $23 million in 2024 is attributable to repurchases of certain outstanding senior unsecured notes, as previously discussed.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other was a loss of $41 million and $26 million for the nine months ended September 30, 2025 and 2024, respectively, an unfavorable net change of $15 million.
Income Taxes
Provision for income taxes was $88 million and $128 million for the nine months ended September 30, 2025 and 2024, respectively, a favorable change of $40 million. Our effective income tax rate for the nine months ended September 30, 2025 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowances on entities for which no tax benefit of losses is expected, (ii) the discrete treatment of certain tax matters, primarily related to the finalization of the settlement with the IRS for the 2017 capital loss and (iii) the tax provision generated from our annualized mix of earnings by jurisdiction.
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
See Note 15, “INCOME TAXES” to our unaudited interim Condensed Consolidated Financial Statements for further details.

Reportable Segment Revenues and Profits
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the year-over-year changes in segment revenues for the nine months ended September 30, 2025 and 2024. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year-over-year changes in segment profits for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025		2024		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Salix	$1,885	25%	$1,699	24%	$186	11%
International	826	11%	832	12%	(6)	1%
Solta Medical	381	5%	302	4%	79	26%
Diversified	682	9%	722	10%	(40)	(6)%
Bausch + Lomb	3,696	50%	3,511	50%	185	5%
Total revenues	$7,470	100%	$7,066	100%	$404	6%

Segment Profits / Segment Profit Margins
Salix	$1,396	74%	$1,142	67%	$254	22%
International	253	31%	278	33%	(25)	(9)%
Solta Medical	177	46%	140	46%	37	26%
Diversified	448	66%	469	65%	(21)	(4)%
Bausch + Lomb	729	20%	799	23%	(70)	(9)%
Total segment profits	$3,003	40%	$2,828	40%	$175	6%
The following table presents organic revenue (non-GAAP) and the year-over-year changes in organic revenue (non-GAAP) for the nine months ended September 30, 2025 and 2024 by segment. Organic revenues (non-GAAP) and organic growth (non-GAAP) rates are defined in the previous section titled “—Reportable Segment Revenues and Profits”.

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Acquisitions	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)								Amount	Pct.
Salix	$1,885	$—	$—	$1,885	$1,699	$16	$1,715	$170	10%
International	826	4	—	830	832	(6)	826	4	—
Solta Medical	381	4	—	385	302	—	302	83	27%
Diversified	682	—	—	682	722	10	732	(50)	(7)%
Bausch + Lomb	3,696	(21)	(15)	3,660	3,511	(7)	3,504	156	4%
Total	$7,470	$(13)	$(15)	$7,442	$7,066	$13	$7,079	$363	5%
Salix Segment:
Salix Segment Revenue
The Salix segment includes the Xifaxan® product line. Revenues from our Xifaxan® product line accounted for approximately 85% of the Salix segment revenues. The Salix segment revenue for the nine months ended September 30, 2025 and 2024 was $1,885 million and $1,699 million, respectively, an increase of $186 million, or 11%. The increase was primarily attributable to: (i) an increase in net realized pricing of $93 million, (ii) an increase in volumes of $77 million and (iii) the $16 million impact from the discontinuation of certain non-promoted products which negatively impacted our revenues in 2024.
Salix Segment Profit
The Salix segment profit for the nine months ended September 30, 2025 and 2024 was $1,396 million and $1,142 million, respectively, an increase of $254 million, or 22%. The increase was primarily driven by: (i) higher contribution attributable to the increase in revenues as previously discussed, (ii) lower SG&A expenses and (iii) lower R&D expenses.
International Segment:
International Segment Revenue
The International segment has a diversified product line with no single product group representing 10% or more of its product sales. The International segment revenue was $826 million and $832 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $6 million. The decrease was primarily attributable to: (i) a decrease in volumes of $47 million, (ii) the impact of divestitures and discontinuations of $6 million and (iii) the unfavorable impact of foreign currencies of $4 million, partially offset by an increase in net realized pricing of $51 million.
International Segment Profit
The International segment profit for the nine months ended September 30, 2025 and 2024 was $253 million and $278 million, respectively, a decrease of $25 million, or 9%. This decrease was primarily driven by an unfavorable change in year over year product mix and an increase in SG&A expenses.
Solta Medical Segment:
Solta Medical Segment Revenue
The Solta Medical segment includes the Thermage® product line, which accounted for approximately 85% of the Solta Medical segment revenues. The Solta Medical segment revenue for the nine months ended September 30, 2025 and 2024 was $381 million and $302 million, respectively, an increase of $79 million, or 26%. The increase was attributable to an increase in volumes of $91 million, primarily in South Korea, partially offset by: (i) a decrease in net realized pricing of $8 million and (ii) the unfavorable impact of foreign currencies of $4 million.
Solta Medical Segment Profit
The Solta Medical segment profit for the nine months ended September 30, 2025 and 2024 was $177 million and $140 million, respectively, an increase of $37 million, or 26%. The increase was primarily driven by higher contribution attributable to the increase in revenues as previously discussed, partially offset by higher selling, advertising and promotion expenses and R&D expenses.
Diversified Segment:
Diversified Segment Revenue
The Diversified segment revenue for the nine months ended September 30, 2025 and 2024 was $682 million and $722 million, respectively, a decrease of $40 million, or 6%. The decrease was primarily driven by a decrease in volumes of $69 million, primarily in our Neurology business, partially offset by: (i) an increase in net realized pricing of $19 million and (ii) the $10 million impact from the discontinuation of certain non-promoted products which negatively impacted our revenues in 2024, primarily in our Generics and Dermatology businesses.
Diversified Segment Profit
The Diversified segment profit for the nine months ended September 30, 2025 and 2024 was $448 million and $469 million, respectively, a decrease of $21 million, or 4% and was primarily attributable to the decrease in revenues as previously discussed, partially offset by lower advertising and promotion expenses.
Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment revenue was $3,696 million and $3,511 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $185 million, or 5%. The increase was primarily due to: (i) an increase in volumes of $203 million across all the Bausch + Lomb businesses, (ii) the favorable impact of foreign currencies of $21 million and (iii) incremental sales attributable to acquisitions of $15 million, partially offset by: (i) a decrease in net realized pricing of $47 million driven by the Pharmaceuticals business and (ii) the impact of divestitures and discontinuations of $7 million.

Bausch + Lomb Segment Profit
The Bausch + Lomb segment profit for the nine months ended September 30, 2025 and 2024 was $729 million and $799 million, respectively, a decrease of $70 million, or 9%. The decrease was primarily driven by: (i) higher selling, advertising and promotional expenses primarily attributable to MIEBO® and (ii) the overall impact of the voluntary recall of certain enVista IOL products, partially offset by the increase in revenues.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Nine Months Ended September 30,
(in millions)	2025	2024	Change
Net income (loss)	$223	$(170)	$393
Adjustments to reconcile net loss to net cash provided by operating activities	709	1,043	(334)
Cash provided by operating activities before changes in operating assets and liabilities	932	873	59
Changes in operating assets and liabilities	(27)	123	(150)
Net cash provided by operating activities	905	996	(91)
Net cash used in investing activities	(313)	(254)	(59)
Net cash used in financing activities	(507)	(953)	446
Effect of exchange rate changes on cash, cash equivalents and restricted cash	54	(1)	55
Net increase (decrease) in cash, cash equivalents and restricted cash	139	(212)	351
Cash, cash equivalents and restricted cash, beginning of period	1,201	962	239
Cash, cash equivalents and restricted cash, end of period	$1,340	$750	$590
Operating Activities
Net cash provided by operating activities was $905 million and $996 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $91 million.
Cash provided by operating activities before changes in operating assets and liabilities was $932 million and $873 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $59 million and is primarily attributable to: (i) our improved operating performance as previously discussed and (ii) lower Payments of accrued legal settlements of $24 million during 2025 as compared to 2024, partially offset by higher payments of Acquired IPR&D of $85 million during 2025 as compared to 2024, primarily related to the DURECT acquisition.
Changes in operating assets and liabilities resulted in a net decrease in cash of $27 million for the nine months ended September 30, 2025 and a net increase of $123 million for the nine months ended September 30, 2024, a decrease of $150 million. During the nine months ended September 30, 2025, Changes in operating assets and liabilities were unfavorably impacted by: (i) timing in the collection of trade receivables of $199 million and (ii) an increase in inventories of $7 million, partially offset by the favorable timing of certain payments in the ordinary course of business of $179 million. During the nine months ended September 30, 2024, changes in operating assets and liabilities were favorably impacted by timing of other payments in the ordinary course of business of $453 million, partially offset by: (i) an increase in inventories of $218 million and (ii) timing of collection of trade receivables of $112 million.
Investing Activities
Net cash used in investing activities was $313 million for the nine months ended September 30, 2025 and was primarily driven by Purchases of property, plant and equipment and B+L acquisitions and other investments.
Net cash used in investing activities was $254 million for the nine months ended September 30, 2024 and was primarily driven by Purchases of property, plant and equipment and B+L acquisitions and other investments.
Financing Activities
Net cash used in financing activities was $507 million for the nine months ended September 30, 2025 and was primarily driven by Issuance of long-term debt, net of discounts, of $10,421 million which included: (i) the net proceeds from the April 2025 Refinancing Transactions and the B+L June 2025 Refinancing Activity and (ii) additional borrowings under the B+L May 2027 Revolving Credit Facility. Issuance of long-term debt was offset by Repayments of long-term debt of $10,839 million and Payments of financing costs of $38 million. Repayments of long-term debt include: (i) repayments of debt with the proceeds of the April 2025 Refinancing Transactions, the B+L June 2025 Refinancing Activity and the August 2025

Repurchase Activity, (ii) $251 million of contractual interest payments on the 2022 Secured Notes allocated to the reduction of the recorded premiums and (iii) $42 million of amortization payments related to our term loan facilities. Payments of financing costs primarily relate to the April 2025 Refinancing Transactions and the B+L June 2025 Refinancing Activity.
Net cash used in financing activities was $953 million for the nine months ended September 30, 2024 and was primarily driven by the repayment of long-term debt of $1,049 million which includes: (i) the repurchase and retirement of certain outstanding senior unsecured notes with aggregate par value of $555 million for approximately $530 million, (ii) $273 million of contractual interest payments on the 2022 Secured Notes allocated to the reduction of the recorded premiums, (iii) $116 million of amortization on the term loan B facilities, (iv) $50 million of repayments under the B+L May 2027 Revolving Credit Facility and (v) repayments of $50 million under our AR Credit Facility and $30 million under our 2027 Revolving Credit Facility, partially offset by the issuance of long-term debt of $155 million, representing borrowings of $125 million under the B+L May 2027 Revolving Credit Facility and $30 million under the 2027 Revolving Credit Facility.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for additional information regarding the financing activities described above, including the definitions of certain defined terms used above.
Liquidity and Debt
Future Sources of Liquidity
Our primary sources of liquidity are our cash and cash equivalents, cash collected from customers, funds as available from our revolving credit facilities, issuances of long-term debt and issuances of equity and equity-linked securities. We believe these sources will be sufficient to meet our current liquidity needs for the next twelve months.
Cash, cash equivalents and restricted cash as presented in the Condensed Consolidated Balance Sheet as of September 30, 2025 includes $332 million of cash, cash equivalents and restricted cash held by legal entities of Bausch + Lomb. Cash held by Bausch + Lomb legal entities and any future cash from the operating, investing and financing activities of Bausch + Lomb is expected to be retained by Bausch + Lomb entities and is generally not available to support the operations, investing and financing activities of other legal entities, including Bausch Health unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders.
As of September 30, 2025, we had aggregate maturities and mandatory payments of our principal balances of debt obligations as follows:

(in millions)	Remainder of 2025	2026	2027	2028	2029	2030	Thereafter	Total
Total debt obligations	$314	$58	$701	$5,923	$1,663	$4,018	$7,852	$20,529
During July 2025, we gave notice of our intention to repay in full and terminate the AR Credit Facility in accordance with the terms thereof. On October 27, 2025, the outstanding amount of $300 million was repaid using cash on hand and the AR Credit Facility was terminated.
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
Long-term Debt
Long-term debt, net of unamortized premiums, discounts and issuance costs was $21,042 million and $21,616 million as of September 30, 2025 and December 31, 2024, respectively. Aggregate contractual principal amounts due under our debt obligations were $20,529 million and $20,480 million as of September 30, 2025 and December 31, 2024, respectively, an increase of $49 million.

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
126NumberCo is permitted to voluntarily prepay outstanding loans under the 2030 Term Loan B Facility, in whole or in part, without premium or penalty subject to customary “breakage” costs. The 2030 Term Loan B Facility includes a 100% net cash proceeds sweep, on a pro rata basis with obligations under the 2032 Senior Secured Notes, in connection with (i) the receipt of net cash proceeds from the sale or disposition of Bausch + Lomb Share Collateral, (ii) the receipt of any dividends, distributions or other amounts on account of such Bausch + Lomb Share Collateral if such amounts received exceed $50 million, (iii) incurrence of indebtedness that is not otherwise permitted, (iv) certain asset sales or other dispositions of any property of the Company or its restricted subsidiaries and certain casualty or condemnation events in each case, in excess of $100 million in any fiscal year (subject to reinvestment rights and with any prepayments to be shared ratably with the 11.00% First Lien Secured Notes due September 2028, the 4.875% First Lien Secured Notes due June 2028 and the 2032 Senior Secured Notes) and (v) cash of 126NumberCo from payments under certain intercompany obligations after funding principal and interest payments (including for the subsequent six months) under the 2025 Credit Agreement and the 2032 Senior Secured Notes.
The 2030 Term Loan B Facility will mature on October 8, 2030. The amortization rate for the 2030 Term Loan B Facility is 1.00% per annum, or $30 million, payable in quarterly installments beginning on September 30, 2025.

126NumberCo may direct that prepayments be applied to such amortization payments in order of maturity. Aggregate mandatory quarterly amortization payments for the 2030 Term Loan B Facility will be $150 million through October 2030.
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
Description of Accounts Receivable Credit Facility
On June 30, 2023, we entered into the AR Facility Agreement with certain third-party lenders, providing for a non-recourse financing facility collateralized by certain of the Company’s accounts receivable. The AR Facility Agreement provides for an up to $600 million facility. During July 2025, we gave notice to the administrative agent under our AR Facility Agreement of our intention to repay using cash on hand all outstanding amounts under our AR Credit Facility. On October 27, 2025, the outstanding amount of $300 million was repaid using cash on hand and the AR Credit Facility was terminated.
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
Borrowings under the B+L September 2028 Term Loan B Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.00%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.00% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the B+L September 2028 Term Loan B Facility are not subject to any credit spread adjustment. The stated rate of interest under the B+L September 2028 Term Loan B Facility at September 30, 2025 was 8.16% per annum.
Borrowings under the B+L January 2031 Term Loan B Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.25%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.25% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the B+L January 2031 Term Loan B Facility are not subject to any credit spread adjustment. The stated rate of interest under the B+L January 2031 Term Loan B Facility at September 30, 2025 was 8.41% per annum.
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
The amortization rate for the B+L September 2028 Term Loan B Facility is 1.00% per annum, or $5 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2025, the remaining mandatory quarterly amortization payments for the B+L September 2028 Term Loan B Facility were $14 million through June 2028, with the remaining term loan balance being due in September 2028.
The amortization rate for the B+L January 2031 Term Loan B Facility is 1.00% per annum, or $23 million, payable in quarterly installments, with the first installment to be paid on September 30, 2025. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2025, aggregate remaining mandatory quarterly amortization payments for the B+L January 2031 Term Loan B Facility were $122 million through December 2030, with the remaining term loan balance being due in January 2031.
The B+L Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The B+L Term Facilities are denominated in U.S. dollars, and borrowings under the B+L 2030 Revolving Credit Facility can be made in U.S. dollars, euros, pounds sterling and Canadian dollars. As of September 30, 2025, the principal amounts outstanding under the B+L September 2028 Term Loan B Facility and the B+L January 2031 Term Loan B Facility were $490 million and $2,319 million, respectively.
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
B+L Senior Secured Notes due January 2031
On June 26, 2025, the B+L Issuers issued €675 million aggregate principal amount of Senior Secured Floating Rate Notes due January 2031 (the “B+L January 2031 Senior Secured Notes”, and together with the B+L October 2028 Senior Secured Notes, the “B+L Senior Secured Notes”). The proceeds from the B+L January 2031 Senior Secured Notes, along with the proceeds of the B+L January 2031 Term Loan B Facility (as described above), were used by Bausch + Lomb to: (i) repay in full outstanding borrowings under the B+L May 2027 Revolving Credit Facility, (ii) refinance, in full, its outstanding term loans due 2027 and (iii) pay related fees and expenses. The B+L January 2031 Senior Secured Notes accrue interest at a rate per annum of: (i) three-month EURIBOR (subject to a 0% floor) plus (ii) 3.875%, reset quarterly, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2026. At September 30, 2025, the B+L January 2031 Senior Secured Notes bore interest at 5.87% per annum.
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
The B+L January 2031 Senior Secured Notes and their related guarantees rank pari passu in right of payment with all existing and future unsubordinated indebtedness and rank senior to any existing and future indebtedness of both the B+L Issuers and the B+L 2031 Note Guarantors that is expressly subordinated to the B+L January 2031 Senior Secured Notes and the related guarantees. These notes and guarantees are effectively pari passu with the existing and future indebtedness of the B+L Issuers and the B+L 2031 Note Guarantors that is secured by a first-priority lien on the collateral securing the obligations under the B+L Senior Secured Credit Facilities and the B+L Senior Secured Notes. They are also effectively senior to any unsecured indebtedness and indebtedness secured by junior liens, in each case to the extent of the value of the shared collateral. In addition, the B+L January 2031 Senior Secured Notes are: (i) structurally subordinated to all liabilities of Bausch + Lomb’s subsidiaries (other than the B+L Issuers) that do not guarantee the notes, to the extent of the value of those subsidiaries’ assets and (ii) effectively subordinated to any of Bausch + Lomb’s debt secured by assets that are not included in the collateral package.
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
Description of Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the 2022 Amended Credit Agreement (as defined in Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements). The Senior Unsecured Notes issued by Bausch Health Americas, Inc. (“BHA”) are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the 2022 Amended Credit Agreement. Future subsidiaries of the Company and BHA, if any, may be required to guarantee the Senior Unsecured Notes. In connection with the closing of the B+L IPO, the discharge of the April 2025 Unsecured Notes Indenture and the related release under the 2022 Amended Credit Agreement, the guarantees and related security provided by Bausch + Lomb and its subsidiaries in respect of the Existing Senior Notes of the Company and BHA were released. On a non-consolidated basis, the non-guarantor subsidiaries under the indentures that govern the Company’s Existing Senior Notes had total assets of $25,012 million and total liabilities of $16,169 million as of September 30, 2025, and revenues of $4,292 million and an operating loss of $115 million for the nine months ended September 30, 2025.
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
The original premium recorded on the 2022 Secured Notes was $1,835 million, which will be reduced as contractual interest payments are made on the 2022 Secured Notes. The portion of each contractual interest payment allocated to reduce the recorded premium is determined as the difference between the payment due and the calculated interest at the effective interest rate of the underlying carry amount of the associated note. During the nine months ended September 30, 2025 and 2024, the Company made contractual interest payments of $282 million and $310 million, respectively, related to the 2022 Secured Notes, of which $251 million and $273 million, respectively, was recorded as a reduction of the premium.
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

(in millions)	Remainder of 2025	2026	2027	2028	2029	2030	Total
Interest payments:
11.00% First Lien Secured Notes due 2028	$—	$195	$195	$195	$—	$—	$585
14.00% Second Lien Secured Notes due 2030	25	49	49	49	49	50	271
	$25	$244	$244	$244	$49	$50	$856
Interest payments recorded as:
Interest expense	$3	$24	$22	$20	$3	$4	$76
Reduction of recorded premium	22	220	222	224	46	46	780
	$25	$244	$244	$244	$49	$50	$856
Availability Under Revolving Credit Facilities
As of October 29, 2025, there were no outstanding borrowings, $26 million of issued and outstanding letters of credit and approximately $474 million of remaining availability under the 2030 Revolving Credit Facility.
As of October 29, 2025, there were no outstanding borrowings, $38 million of issued and outstanding letters of credit and $762 million of remaining availability under the B+L 2030 Revolving Credit Facility. Absent the payment of a dividend, which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders, proceeds from the B+L 2030 Revolving Credit Facility are not available to fund the operations, investing and financing activities of any other subsidiaries of Bausch Health.
Covenant Compliance
As of September 30, 2025, the Company was in compliance with its financial maintenance covenant related to its outstanding debt. The Company, based on its current forecast, expects to remain in compliance with the financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of this Form 10-Q.
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
As of September 30, 2025, Bausch + Lomb was in compliance with the financial and other covenants related to its debt obligations, and, based on its current forecast for the twelve months from the date of issuance of this Form 10-Q, expects to remain in compliance with its financial covenants and meet its debt service obligations over that same period.
Weighted Average Interest Rate
The accounting for the 2022 Exchange results in the 2022 Secured Notes being carried at a premium relative to their principal amount and will result in no interest expense to be recorded in our financial statements for a significant portion of the 2022 Secured Notes. Therefore, interest expense recorded in our financial statements will differ significantly from the contractual interest rates of our debt. As of September 30, 2025, the weighted average interest rate of our debt as reported in our financial statements was 7.46% and the weighted average stated rate of interest was 8.57%.
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
Credit Rating
As of October 29, 2025, the credit ratings and outlook from Moody’s, Standard & Poor’s and Fitch for certain outstanding obligations of the Company were as follows:

	Bausch Health Companies Inc.				Bausch + Lomb Corporation
Rating Agency	Corporate Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook	Corporate Rating	Senior Secured Rating	Outlook
Moody’s	Caa2	Caa1	Ca	Stable		B1	Stable
Standard & Poor’s	B-	B-	CCC+	Negative	B	B	Developing
Fitch					B	BB	Rating Watch Evolving
Bausch Health Companies Inc. - There was no change to the corporate credit rating or other credit ratings of Bausch Health Companies Inc. during the third quarter of 2025.
Bausch + Lomb Corporation - There was no change to the corporate credit rating or other credit ratings of Bausch + Lomb during the third quarter of 2025.
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
In addition to our working capital requirements, as of September 30, 2025, we expect our primary cash requirements during the remainder of 2025 to include:
~~•~~Debt repayments and interest payments—We anticipate making mandatory maturities and amortization payments of approximately $315 million and interest payments of approximately of $500 million during the period October 1, 2025 through December 31, 2025;
~~•~~Capital expenditures—We expect to make payments of approximately $35 million for property, plant and equipment during the period October 1, 2025 through December 31, 2025; and
~~•~~Contingent consideration and milestone payments—We expect to make contingent consideration and milestone payments of approximately $13 million during the period October 1, 2025 through December 31, 2025.
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
Litigation Payments
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. As of September 30, 2025, the Company’s Condensed Consolidated Balance Sheet includes accrued loss contingencies of $175 million related to matters which are both probable and reasonably estimable, however, a reliable estimate of the period in which the remaining loss contingencies will be payable, if ever, cannot be made. Our ability to successfully defend the Company against pending and future litigation may impact future cash flows.
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
At October 24, 2025, we had 370,516,926 issued and outstanding common shares. In addition, as of October 24, 2025, we had outstanding 5,557,387 stock options, 10,520,679 time-based restricted share units that each represent the right of a holder to receive one of the Company’s common shares and 3,745,852 performance-based restricted share units that represent the right of a holder to receive a number of the Company’s common shares up to a specified maximum. A maximum of 7,299,281 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our financial statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies and estimates as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC and the CSA on February 19, 2025, and determined that there were no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2025.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and future performance and results of current and anticipated products; pending acquisitions and the anticipated results therefrom; anticipated revenues for our products; expected R&D and marketing spend; our expected primary cash and working capital requirements for this fiscal year and beyond; the potential impacts of the IRA and the selection by the Centers for Medicare & Medicaid Services (“CMS”) of Xifaxan® for the second round of negotiation under the drug price negotiation program for initial price applicability in 2027 and our ability to mitigate the effects of pricing controls; the Company’s plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; our ability to comply with the financial and other covenants contained in the 2025 Credit Agreement and the senior notes indentures; the ability of our subsidiary, Bausch + Lomb, to comply with the financial and other covenants contained in the B+L Senior Secured Credit Facilities and the B+L Senior Secured Notes; the recent voluntary recall of certain of Bausch + Lomb’s enVista IOL products and the expected impact of such recall on the Bausch + Lomb business; the expected impact of the tariffs imposed (or proposed to be imposed) by the U.S. (including on the countries in which we do business and sectors in which we do business) and counter-tariffs or other retaliatory measures imposed (or that may be imposed) on the U.S. by other countries and disruptions to global supply chains and other potential results as a result of these developments and the potential actions the Company may take to help mitigate the impact of the tariffs, counter-tariffs and other trade restrictions and the success of such actions; expected risks of loss of patent or regulatory exclusivity; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the potential effects of the new legislation commonly referred to as One Big Beautiful Bill Act, including the impact of such legislation on the Company’s tax provision for both 2025 and future years; the potential impact of changes in U.S. and non-U.S. tax laws on the Company’s future tax liabilities and effective tax rate, including as a result of the implementation of the Organisation for Economic Co-operation and Development inclusive framework on Base Erosion and Profit Shifting and the protective measures proposed by the United States in response thereto; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the potential impacts of proposed health care reform measures; the anticipated effect of current market conditions and recessionary pressures in one or more of our markets; the anticipated effect of macroeconomic factors, including inflation and fluctuation in exchange rates and interest rates as a result of imposition of tariff and other trade protection measures; the anticipated impact from the conflicts between Russia and Ukraine and between Israel, Iran, Hamas and other countries and militant groups in the region; the Company’s plan to separate its eye health business, including the costs, structure and timing of completing such separation transaction and the acquisition of DURECT, including anticipated results thereof.
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
•pricing decisions that we have implemented, or may in the future elect to implement, or any future pricing actions we may take following review by our Patient Access and Pricing Committee (which is responsible for the pricing of our drugs), including our decision to cease participation in the MDRP and 340B programs;
•legislative or policy efforts, including those that may be introduced and passed by the U.S. Congress, designed to reduce patient out-of-pocket costs for medicines, which could result in new mandatory rebates and discounts or other pricing restrictions, controls or regulations (including mandatory price reductions);
•the impact of pricing controls, future legislative changes impacting pharmaceutical pricing, and social or governmental pressure to lower the cost of drugs and any actions we may take in response thereto;
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
•our ability to comply with the financial and other covenants contained in our senior notes indentures, the 2025 Credit Agreement and other current or future credit and/or debt agreements or amendments thereto, including the ability of Bausch + Lomb to comply with the financial and other covenants and obligations under the B+L Senior Secured Credit Facilities and the B+L Senior Secured Notes, restrictions and prohibitions such covenants impose or may impose on the way we conduct our business, including prohibitions on incurring additional debt if certain financial covenants are not met, limitations on the amount of additional obligations we are able to incur pursuant to other covenants, our ability to draw under our 2030 Revolving Credit Facility, Bausch + Lomb’s ability to draw down under the revolving credit facility under the B+L Credit Agreement and restrictions on our ability to make certain investments and other restricted payments;
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
•risks and uncertainties relating to Bausch + Lomb’s acquisitions and other business development transactions that they may pursue, seek to complete/or complete (such as the acquisition of XIIDRA® and certain other ophthalmology assets, and recent acquisitions of TearLab Corporation, d/b/a Trukera Medical, Elios Vision, Inc. and Whitecap Biosciences, LLC and the pending acquisition of certain manufacturing equipment and assets and leased manufacturing facility in Mexico), including risks that the pending transaction may not close and that Bausch + Lomb may not realize the expected benefits of such acquisitions and transactions on a timely basis or at all, risks that pipeline products acquired may not be commercialized as anticipated, and risks relating to any increased levels of debt as a result of debt incurred to finance certain of these acquisitions and transactions;
•with respect to the acquisition of DURECT, uncertainties related to the effect of the announcement of the transaction on the ability of the parties thereto to maintain relationships with customers, suppliers, and other business partners; the impact of the transaction on our business, financial position and results of operations, including with respect to expectations regarding margin expansion, accretion and deleveraging; and risks relating to potential diversion of management attention away from ongoing business operations;
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
•our ability to effectively operate and grow our businesses in light of the challenges that the Company has faced and market conditions, including with respect to its substantial debt, pending investigations and legal proceedings, scrutiny of our past pricing and other practices, limitations on the way we conduct business imposed by the covenants contained in our 2025 Credit Agreement, the B+L Senior Secured Credit Facilities, our senior notes indentures, the senior notes indentures of Bausch + Lomb and the agreements that govern our other indebtedness;

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
•the impact of the conflict in the Middle East involving Israel, Iran, Hamas and other countries and militant groups in the region, the success of the current ceasefire, the conflict’s potential continued escalation and expansion and the potential impact on our operations, sale of products and revenues in this region;
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
•our ability to effectively monitor and respond to expectations regarding environmental, social and governance matters; potential uses and benefits of larsucosterol to treat AH, metabolic dysfunction-associated steatohepatitis, or other conditions;
•the potential benefits of Breakthrough Therapy Designation and Fast Track Designation;
•the results and timing of clinical trials, including clinical trial plans and timelines for larsucosterol;
•the likelihood of future clinical trial results of larsucosterol being positive with statistical significance and/or similar to results from previous trials, the possible commencement of future clinical trials;
•the potential benefits and uses of our products and product candidates, including larsucosterol;
•potential regulatory filings for or approval of larsucosterol; and
•risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC and the CSA on February 19, 2025, risks in Item 1A. “Risk Factors” of Part II of this Form 10-Q and risks detailed from time to time in our other filings with the SEC and the CSA, as well as our ability to anticipate and manage the risks associated with the foregoing.
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
Interest Rate Risk
As of September 30, 2025, we had $13,635 million and $6,894 million in outstanding aggregate principal amount of fixed rate debt and variable rate debt, respectively. The estimated fair value of our issued fixed rate debt as of September 30, 2025 was $12,860 million. If interest rates were to increase by 100 basis-points, the fair value of our issued fixed rate debt would decrease by approximately $382 million. If interest rates were to decrease by 100 basis-points, the fair value of our issued fixed rate debt would increase by approximately $345 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-point increase in interest rates would have an annualized pre-tax effect of approximately $69 million in our Condensed Consolidated Statements of Operations and Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Inflation Risk
We are subject to price control restrictions on our pharmaceutical products in a number of countries in which we operate. As a result, our ability to raise prices in a timely fashion in anticipation of inflation may be limited in some markets.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of equity securities by the Company during the three months ended September 30, 2025.
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

Bausch Health Companies Inc. (Registrant)

Date:	October 29, 2025	/s/ THOMAS J. APPIO
Thomas J. Appio Chief Executive Officer (Principal Executive Officer)

Date:	October 29, 2025	/s/ JEAN-JACQUES CHARHON
Jean-Jacques Charhon Executive Vice President, Chief Financial Officer (Principal Financial Officer)