Form 10-K
period 2025-12-31
Bausch Health Companies Inc.
filed 2026-02-19
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Registrant’s telephone number, including area code (514) 744-6792
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Securities Act Section 12(b), indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,004,729,038 based on the last reported sale price on the New York Stock Exchange on June 30, 2025.
The number of outstanding shares of the registrant’s common stock as of February 13, 2026 was 370,562,428.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2026 Annual Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2025.

TABLE OF CONTENTS

GENERAL INFORMATION
i

Basis of Presentation
General
Except where the context otherwise requires, all references in this Annual Report on Form 10-K (“Form 10-K”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch Health Companies Inc. and its subsidiaries, taken together. In this Form 10-K, references to “$” or “USD” are to United States dollars, references to “€” are to Euros, and references to “CAD” are to Canadian dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-K are presented as of December 31, 2025.
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
Forward-Looking Statements
Caution regarding forward-looking information and statements and “Safe-Harbor” statements under the U.S. Private Securities Litigation Reform Act of 1995 and applicable Canadian securities laws:
This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and forward-looking information within the meaning of applicable Canadian securities laws (collectively, “forward-looking statements”). Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “strive”, “ongoing”, “likely”, “evolve”, “decrease” or “increase” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements.
These statements are based upon the current expectations and beliefs of management. Readers are cautioned that actual results may vary from those in the forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions relating to: (i) our ability to execute our business strategy, business plans and operational efficiency initiatives; (ii) demand for, competitive positioning of and pricing for our current and anticipated products and our ability to achieve expected revenues, margins and expense levels; (iii) the successful development, regulatory approval, manufacture and timing of launches and commercialization of pipeline and other products; (iv) the completion, timing, integration and expected benefits of acquisitions and other strategic transactions (including the acquisition of DURECT Corporation (“DURECT”)) and the planned separation of our eye health business consisting of our Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals businesses on anticipated terms, timing and costs; (v) the scope, duration and financial and operational impact of product quality matters; (vi) the continued availability and performance of key third‑party distribution, fulfillment and other arrangements and the stability of global supply chains; (vii) the continuation of patent protection and regulatory exclusivity for key products; (viii) the expected impacts of the Inflation Reduction Act (“IRA”), and the selection by the Centers for Medicare & Medicaid Services (“CMS”) of Xifaxan® for the second round of negotiation under the drug price negotiation program for initial price applicability in 2027 and the outcome thereof, and other healthcare reform measures and our ability to mitigate the impact thereof; (ix) our ability to generate cash flows and access liquidity to meet working capital needs, satisfy debt maturities as they become due, reduce debt levels and comply with financial and other covenants under our financing arrangements; (x) the expected scope and impact of tariffs, counter‑tariffs and other trade restrictions and the effectiveness of mitigation actions; (xi) macroeconomic and geopolitical conditions (including inflation, recessionary pressures, foreign currency exchange rates and interest rates), changes in tax laws and related guidance (including legislation referred to as the One Big Beautiful Bill Act (the “OBBBA”) and Organisation for Economic Co-operation and Development (“OECD”) related measures); (xii) the expected outcomes of litigation and other contingencies; and (xiii) the factors described under Item 1A. “Risk Factors” in this Form 10-K and in the Company’s other filings with the U.S. Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators (the “CSA”).
We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the factors referred to in this Form 10-K are not exhaustive and should not be considered a complete statement of all potential risks and uncertainties. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the aforementioned factors and other uncertainties and potential
ii

events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect actual outcomes, except as required by law.
iii

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
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Surgical and Pharmaceuticals products.
For additional discussion of our reportable segments, see the discussion in Item 1. “Business — Segment Information” and Note 23, “SEGMENT INFORMATION” to our audited Consolidated Financial Statements.
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, we announced our plan to separate our eye health business consisting of our Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals businesses into an independent publicly traded entity, Bausch + Lomb, from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). On May 5, 2022, the registration statement related to the initial public offering of Bausch + Lomb (the “B+L IPO”) was declared effective, and Bausch + Lomb’s common stock began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO” on May 6, 2022. Prior to the effectiveness of the registration statement, Bausch + Lomb was an indirect wholly-owned subsidiary of Bausch Health. On May 10, 2022, a wholly owned subsidiary of Bausch Health sold 35,000,000 common shares of Bausch + Lomb pursuant to the B+L IPO. Upon the closing of the B+L IPO and after giving effect to the subsequent partial exercise of the over-allotment option by the underwriters, Bausch Health indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 88% of B+L’s outstanding common shares as of February 11, 2026.
We continue to believe that the B+L Separation, which may include the monetization of all or a portion of our ownership interest in Bausch + Lomb, the transfer of all or a portion of our remaining direct or indirect equity interest in Bausch + Lomb to our shareholders, or a combination thereof, makes strategic sense. The completion of the B+L Separation is subject to the achievement of targeted debt leverage ratios and the receipt of any applicable shareholder and other necessary approvals. We continue to evaluate all relevant factors and considerations related to the B+L Separation, including the Xifaxan® Generics Litigation (see “Xifaxan® Paragraph IV Proceedings” of Note 21, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements).
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
For additional details on the B+L Separation, see “Separation of the Bausch + Lomb Eye Health Business” in Note 2, “SIGNIFICANT ACCOUNTING POLICIES” to our audited Consolidated Financial Statements and Item 1A. “Risk Factors — Risks Relating to the B+L Separation” of this Form 10-K.
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
We believe we have a well-established diversified product portfolio across all our businesses that provides a sustainable revenue stream to fund our operations. Our continued success is dependent upon our ability to refresh our pipeline on an ongoing basis and bring new product solutions to the market that meet changing demands and replace other products that have lost momentum. We have a pipeline that we believe not only provides for the next generation of our existing products but is also poised to bring new and innovative solutions to market.
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
Segment Information
Our revenues for 2025, 2024 and 2023 were $10,266 million, $9,625 million and $8,757 million, respectively. Currently, we have approximately 1,000 products in our portfolio of products, which fall into five reportable segments:
Salix
Our Salix segment consists of sales in the U.S. of GI products and includes our Xifaxan® product. We have implemented initiatives, including increasing our marketing investment in Xifaxan®, to seek to further capitalize on the value of the infrastructure we have built around these products to extend our market share. Our principal products include:
•Xifaxan® which includes: (i) tablets indicated for the treatment of irritable bowel syndrome with diarrhea (“IBS-D”) in adults and for the reduction in risk of overt hepatic encephalopathy (“OHE”) recurrence in adults and (ii) tablets indicated for the treatment of travelers’ diarrhea caused by noninvasive strains of Escherichia coli in patients 12 years of age and older. Our Xifaxan® product accounted for revenues of $2,212 million, $1,993 million and $1,810 million for 2025, 2024 and 2023, respectively.
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
Our ongoing commitment to pipeline investment was exemplified in September 2025, when we completed the acquisition of DURECT Corporation (“DURECT”) a biopharmaceutical firm specializing in the development of epigenetic therapies that address abnormal deoxyribonucleic acid methylation, aiming to revolutionize the management of severe and life-threatening illnesses such as acute organ injury. DURECT’s primary drug candidate, Larsucosterol, is a unique therapeutic agent that has shown encouraging outcomes in Phase 2 clinical studies for alcohol-associated hepatitis (“AH”). Notably, Larsucosterol has received Breakthrough Therapy designation from the U.S. Food and Drug Administration (“FDA”).
The Company has filed lawsuits against third-party generic manufacturers that have sent the Company Notices of Paragraph IV Certification for Trulance® and Xifaxan®. See “Intellectual Property Litigation” of Note 21, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements for details of these litigation matters.
International
Our International business includes, with the exception of our Bausch + Lomb and Solta Medical products, sales in Canada, Europe, Asia, Latin America, Africa and the Middle East of branded pharmaceutical products, branded generic pharmaceutical products and OTC products. Our principal products include:
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
•Diclofenac is a nonsteroidal anti-inflammatory drug used to treat mild-to-moderate pain and helps to relieve symptoms of arthritis. This product is sold in Central and Eastern European countries.
•Contrave® / Mysimba® is a fixed-dose combination prolonged-release tablet for the treatment of obesity. Used alongside diet and exercise, it is designed to help manage weight in adults who are overweight or obese. The formulation is designed to initiate weight loss and sustain it over a longer period of time by working in the areas of the brain regulating food intake to reduce hunger and cravings. Contrave® / Mysimba® is commercialized in Canada, Poland and other Central and Eastern European countries.
•Ryaltris® (olopatadine hydrochloride and mometasone furoate nasal spray) is indicated for the symptomatic treatment of moderate to severe seasonal allergic rhinitis and associated ocular symptoms in adults, adolescents and children aged 6 years and older.
•Espaven® (Dimethicone tablets, drops, suspension) is a complete line of gastrointestinal treatments for diverse digestive indications such as: flatulence, dyspepsia, absolute or relative enzyme deficiency, steatorrhea, irritable colon syndrome, pancreatic insufficiency and poor fat digestion. Espaven® is commercialized primarily in Mexico and Central America.
Solta Medical
Our Solta Medical business is a global leader in the medical aesthetic market focused on innovative aesthetic medical treatment technologies. Solta Medical’s revenue is primarily attributable to the skin tightening market, which is driven by our Thermage® product line. The latest generation, Thermage® FLX, has been launched in our key markets and expansion is expected to continue into other countries, paced by country-specific regulatory registrations. Our principal products include:
•The Thermage® system is a non-invasive radiofrequency treatment that can smooth, tighten and contour skin for an overall younger-looking appearance.
•The Clear + Brilliant® system is a laser treatment that can help address the visible signs of aging and the overall dulling effects that time and the environment can have on skin.
•The Fraxel® system is a laser treatment used to address fine lines, wrinkles, acne scars and surgical scars as well as improve tone, texture and radiance of aging and sun damaged skin.
•The VASERlipo® system is a minimally invasive aesthetic body contouring system that yields dramatic results with less pain and downtime than traditional liposuction.
We continue to invest in expanding access to Solta Medical technologies for medical aesthetic providers and consumers in our key markets, including broadening the reach of Thermage® FLX and strengthening our sales force in North America, Europe and Asia.

Diversified
Our Diversified segment consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology (neuroscience) and certain other therapeutic classes, (ii) dermatology products, (iii) generic pharmaceutical products and (iv) dentistry products. Our principal products include:
Neuroscience (formerly Neurology)
•Wellbutrin® XL (bupropion hydrochloride) is an extended release formulation of bupropion indicated for the treatment of major depressive disorder in adults.
•Aplenzin® (bupropion hydrobromide) is an extended release tablet formulation indicated for the treatment of major depressive disorder, and for the prevention of seasonal major depressive episodes in patients with a diagnosis of seasonal affective disorder.
•Ativan® (lorazepam) is indicated for the management of anxiety disorders or for the short-term relief of the symptoms of anxiety or anxiety associated with depressive symptoms.
•Mysoline® (primidone) is an anticonvulsant drug used to control seizures.
•Xenazine® (tetrabenazine) is indicated for the treatment of chorea associated with Huntington’s disease. In the U.S., Xenazine® is distributed for us by Lundbeck LLC under an exclusive marketing, distribution and supply agreement.
Dermatology
•Jublia® (efinaconazole) 10% topical solution is a topical azole approved for the treatment of onychomycosis of the toenails (toenail fungus).
•CABTREO® (clindamycin phosphate, adapalene and benzoyl peroxide) topical gel is the first and only FDA approved fixed-dose, triple-combination topical treatment for acne. CABTREO® topical gel was launched in the U.S. in the first quarter of 2024 and was launched in Canada in October 2024.
•Siliq® (brodalumab) injection is an IL-17 receptor blocker monoclonal antibody for patients with moderate-to-severe plaque psoriasis.
•Arazlo® (tazarotene) lotion, 0.045% is an acne product containing a lower concentration of tazarotene in a lotion form to help reduce irritation while maintaining efficacy.
•Targretin® (bexarotene) capsules and gel are prescription medicines used to treat the skin problems arising from the disease cutaneous T-cell lymphoma, or CTCL, in patients who have not responded well to other treatments.
Generics
The Company utilizes the Generics business to extend the long-term cash flows from a number of assets that are expected to decline over time due to their loss of exclusivity, by launching and selling generic versions of certain branded assets including authorized generics (“AG”).
Dentistry
•Arestin® (minocycline hydrochloride) is the only FDA approved subgingival sustained-release antibiotic on the market. Arestin® is indicated as an adjunct to scaling and root planing (“SRP”) procedures for reduction of pocket depth in patients with adult periodontitis. Arestin® may be used as part of a periodontal maintenance program, which includes good oral hygiene and SRP and represents approximately 95% of Dentistry revenues.
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

Our principal products include:
•XIIDRA® (lifitegrast ophthalmic solution) 5%, is a non-steroid eye drop specifically approved to treat the signs and symptoms of dry eye disease (“DED”) focusing on inflammation associated with dry eye.
•PreserVision® AREDS 2 is a patented eye vitamin and mineral supplement that contains the exact nutrient formula recommended by the National Eye Institute for people with moderate to advanced age-related macular degeneration following the landmark AREDS 2 clinical study. PreserVision® AREDS 3, a next generation eye vitamin formulation, is anticipated to launch in 2026.
•Ocuvite® is a family of nutritional supplements that contain antioxidant vitamins and minerals and other nutrients beneficial for eye health, including lutein and zeaxanthin (antioxidant carotenoids), nutrients that support macular health by helping filter harmful blue light.
•Lumify® (brimonidine tartrate ophthalmic solution, 0.025%) is an OTC redness reliever eye drop that significantly reduces redness to help eyes look whiter and brighter, revealing eyes’ natural beauty. To date, Bausch + Lomb has launched and acquired the right to launch Lumify® in various countries. A new line extension formulation, Lumify® Preservative Free was launched in the U.S. in 2025. In addition, Bausch + Lomb is in the process of submitting a New Drug Application (“NDA”) for Lumify® next generation in the first half of 2026.
•MIEBO® (perfluorohexyloctane ophthalmic solution) (formerly known as NOV03) – In 2019, Bausch + Lomb acquired an exclusive license from Novaliq GmbH for the commercialization and development in the U.S. and Canada of MIEBO® for the treatment of the signs and symptoms of DED. MIEBO® is the first and only FDA approved treatment for DED that directly targets tear evaporation.
•Bausch + Lomb Renu® Advanced Formula multi-purpose solution is a novel soft and silicone hydrogel contact lens solution that makes use of three disinfectants and two moisture agents.
•Biotrue® and Biotrue® Hydration Plus multi-purpose solutions help prevent certain tear proteins from denaturing and fights germs for healthy contact lens wear. Biotrue® multi-purpose solution contains hyaluronic acid (sodium hyaluronate), a lubricant naturally found in eyes and is pH balanced to match healthy tears.
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
•SiHy Daily, a silicone hydrogel daily disposable contact lens designed to provide outstanding comfort and clear vision throughout the day. To date, SiHy Daily has been launched in over 60 countries, under the brand names INFUSE®, BAUSCH + LOMB ULTRA® ONE DAY and AQUALOX® ONE DAY and Bausch + Lomb is continuing its global roll out. In addition, Bausch + Lomb launched its first silicone hydrogel daily disposable multifocal contact lens in May 2023, and launched a toric lens in the U.S. in June 2024.
•Stellaris Elite®, a vision enhancement system configured for cataract procedures is the latest generation phacoemulsification cataract platform, Stellaris Elite® is the first phacoemulsification platform on the market to offer Adaptive FluidicsTM, which combines aspiration control with predictive infusion management to create a responsive and controlled surgical environment for efficient cataract lens removal.
Research and Development
Our R&D organization focuses on the development of products through clinical trials. As of December 31, 2025, we had approximately 80 R&D projects in our pipeline and approximately 1,400 dedicated R&D and quality assurance employees in 25 R&D facilities were involved in our R&D efforts.
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Focus on Value and Core Businesses” of this Form 10-K for additional information.

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
Trademarks
We believe that trademarks, including brand names, logos, and trade dress, are an important part of establishing product and brand recognition. We register or license a number of trademarks around the world in support of our operations. Trademark registrations are generally for fixed terms which vary by country, subject to use and renewal requirements. Trademark protections may remain in place indefinitely in many countries as long as they remain in use.
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
Prior to human use, the FDA approval or marketing clearance must be obtained in the U.S., approval by Health Canada must be obtained in Canada, European Medicines Agency (the “EMA”) approval (drugs) or a Conformité Européenne (European Conformity) (“CE”) mark (devices) and/or registration under the European Commission’s Medical Device Regulation (“MDR”), must be obtained for countries that are part of the EU and approval must be obtained from comparable agencies in other countries prior to manufacturing or marketing new pharmaceutical products or medical devices. Generally, preclinical studies and clinical trials of the products must first be conducted and the results submitted to the applicable regulatory agency (such as the FDA) for approval.
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
In addition, medical device products marketed in the EU are subject to the MDR. While EU law is applicable in Northern Ireland, the United Kingdom (“UK”) Medical Devices Regulations 2002/68 also needs to be complied with in Great Britain. Effective July 1, 2023, devices destined for Great Britain are required to follow the UK regulatory regime and to be labeled with the UK Conformity Assessed (“UKCA”) mark. Northern Ireland will, however, continue to accept CE marked devices. There are some additional requirements for manufacturers who are based outside the UK, such as the requirement to appoint a UK Responsible Person to take on certain regulatory responsibilities with respect to the Medicines and Healthcare products Regulatory Agency and users or customers in the UK. Further, pursuant to the Swiss Medical Device Ordinance, we are required to appoint an authorized representative in Switzerland in order to export our CE-marked medical devices to Switzerland. Additionally, the name and address of the Swiss authorized representative must be placed on the packaging.
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
We are also subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), the Canadian Corruption of Foreign Public Officials Act (“CFPOA”) and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. Violations of these laws could result in criminal or civil penalties or remedial measures.
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
Internationally, laws and regulations in many jurisdictions apply broadly to the collection, transmission, dissemination, use, privacy, confidentiality, security, retention, availability, integrity and other processing of health-related and other sensitive and personal information. For example, in the European Economic Area (the “EEA”), the collection and use of personal data, including clinical trial data, is governed by the provisions of the General Data Protection Regulation (the “GDPR”). The GDPR, together with national legislation, regulations and guidelines of the EU member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze, store, transfer and otherwise process personal data, including health data from clinical trials and adverse event reporting. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of the individuals to whom the personal data relates, the transfer of personal data out of the EEA, security breach notifications and the security and confidentiality of personal data. In July 2020, the Court of Justice of the European Union issued a decision that struck down the EU-U.S. Privacy Shield framework, which provided companies with a mechanism to comply with data protection requirements when transferring personal data from the EU to the United States. The United States subsequently implemented a Data Privacy Framework (“DPF”) program, overseen by the Department of Commerce’s International Trade Administration, which is intended to replace the Privacy Shield framework and has been recognized with an adequacy decision by the European Commission. Bausch Health has self-certified and is a participant in the DPF program. However, the DPF program is the subject of threatened litigation. These developments may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from EU member states to the United States. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater. European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which contributes to the complexity of processing personal data in or from the EEA or UK. Guidance on implementation and compliance practices is often updated or otherwise revised.
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
In the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could impact our ability to sell our products profitably. The Patient Protection and Affordable Care Act (the “PPACA”) as amended by the Health Care Reform Act, may affect the operational results of companies in the pharmaceutical and medical device industries, including the Company and other health care related industries, by imposing on them additional costs. Effective January 1, 2010, the Health Care Reform Act increased the minimum Medicaid drug rebates for pharmaceutical companies, expanded the 340B drug discount program, and made changes to affect the Medicare Part D coverage gap, or “donut hole.” The law also revised the definition of “average manufacturer price” for reporting purposes, which may affect the amount of our Medicaid drug rebates to states. Beginning in 2011, the law imposed a significant annual fee on companies that manufacture or import branded prescription drug products. The Bipartisan Budget Act of 2018 amended the PPACA, effective January 1, 2019, to close the donut hole in most Medicare drug plans. In addition, in April 2018, the CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the PPACA for plans sold through such marketplaces.
The IRA made significant changes to how drugs are covered and paid for under the Medicare program, including imposing financial penalties if drug prices are increased at a rate faster than inflation, redesigning Medicare Part D benefits to shift a greater portion of the costs to manufacturers and allowing the U.S. government to set prices for certain drugs in Medicare. We continue to evaluate the impact of the IRA and other legislation on our results of operations and it is possible that these changes may result in a material impact on our business and results of operations.
The IRA also provides for (i) the U.S. government to set or “negotiate” prices for select high-cost Medicare Part D (beginning in 2026) and Medicare Part B drugs (beginning in 2028) that are more than nine years (for small-molecule drugs) or 13 years (for biological products) from their initial FDA approval, (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices increase faster than inflation beginning in 2022 for Medicare Part D and 2023 for Medicare Part B drugs and (iii) Medicare Part D redesign which replaces the current Part D Coverage Gap Discount Program and established a $2,000 cap for out-of-pocket limits costs for Medicare beneficiaries beginning in 2025, which has increased to $2,100 for 2026, with manufacturers being responsible for 10% of costs up to the $2,100 cap and 20% after that cap is reached. In January 2025, the CMS selected Xifaxan® 550 mg tablets as one of the medicines for the second round of negotiation of the drug price negotiation program as part of the IRA with an initial price applicability in 2027. It is possible that other of our products could be selected in future years. The Company’s negotiations with CMS have concluded, and CMS published the negotiated maximum fair prices on November 25, 2025. The negotiated price for Xifaxan® will become effective on January 1, 2027 and is expected to negatively impact revenues and operating results for Xifaxan® primarily in 2027 due to anticipated generic competition beginning in 2028 and is not anticipated to materially affect the Company’s long-term strategies and cash flows.
There have been prior efforts in Congress to amend or replace the IRA and it is possible that there could be new efforts to make changes to this legislation. Additionally, policy efforts designed specifically to reduce patient out-of-pocket costs for medicines could result in new mandatory rebates and discounts or other pricing restrictions. Legislative efforts relating to drug pricing, the cost of prescription drugs under Medicare, the relationship between pricing and manufacturer patient programs, and government program reimbursement methodologies for drugs have been proposed and considered at the U.S. federal and state level. The previous Congress and presidential administration have each indicated an intent to continue to seek new legislative or administrative measures to control drug costs. The legislative priorities of the current Congress and presidential administration remain uncertain and difficult to predict. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the health care delivery system.
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
In light of the rapid and ongoing global regulations and expectations relating to environmental, social and governance (“ESG”) matters, we are making appropriate investments in our ESG program to position us for timely reporting for the EU’s Corporate Sustainability Reporting Directive, California’s Climate Corporate Data Accountability Act (SB 253) and Climate-Related Financial Risk Report (SB 261) regulations, and other pending requirements, if and when they come into force.
We believe we are in compliance in all material respects with applicable environmental and occupational health and safety laws and regulations. We are not aware of any pending environmental or occupational health and safety litigation or significant liabilities that are likely to have a material adverse effect on our financial position. We cannot assure, however, that environmental liabilities relating to us or facilities owned, leased or operated by us will not develop in the future, and we cannot predict whether any such liabilities, if they were to develop, would require significant expenditures on our part. In addition, we are unable to predict what environmental or occupational health and safety legislation or regulations may be adopted or enacted in the future. See Item 1A. “Risk Factors” of this Form 10-K for additional information.
Customers and Marketing
In 2025, the U.S. accounted for approximately 60% and China accounted for approximately 5% of our total revenues, respectively. No other country accounted for more than 5%. See Note 23, “SEGMENT INFORMATION” to our audited Consolidated Financial Statements for revenues by geographic area.
Customers that accounted for 10% or more of our total revenue for 2025, 2024 and 2023 are as follows:

	2025	2024	2023
Cencora Inc.	18%	19%	19%
McKesson Corporation	16%	15%	15%
Cardinal Health, Inc.	14%	14%	13%
We currently promote our pharmaceutical products to physicians, hospitals, pharmacies and wholesalers through our own sales force and sell through wholesalers. In some markets, we additionally sell directly to physicians, hospitals and large drug store chains and we sell through distributors in countries where we do not have our own sales staff. As part of our marketing program for pharmaceuticals, we use DTC advertising, direct mailings, advertise in trade, social media and medical periodicals, exhibit products at medical conventions and sponsor medical education symposia.

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
Our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property (such as in connection with the Xifaxan® Generics Litigation) and related litigation, is critical to our business and financial results. A substantial amount of our revenue is derived from the Xifaxan® product line, and we may be materially impacted by the entry of a generic rifaximin product earlier than January 2028, including a competitor launching a generic rifaximin at risk prior to a final, unappealable decision.
For further details regarding products that are facing generic competition, products that could potentially face generic competition, the corresponding potential revenue impact and infringement proceedings we initiated against potential generic competition, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Trends — Generic Competition and Loss of Exclusivity” of this Form 10-K. See Note 21, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements for further details regarding certain infringement proceedings. See Item 1A. “Risk Factors” of this Form 10-K for additional information on our competition risks.
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

Through the date of this filing, we believe that all of our global operations and facilities have the relevant operational good manufacturing practices certificates and all Company products and all operating sites are in good compliance in all material respects standing with all relevant notified bodies and global health authorities.
We also subcontract the manufacturing of certain of our products, including products manufactured under the rights acquired from other pharmaceutical companies. Products representing approximately 28% of our product sales for 2025 are produced in total, or in part, by third-party manufacturers under manufacturing arrangements.
In some cases, the principal raw materials, including active pharmaceutical ingredients, used by us (or our third-party manufacturers) for our various products are purchased in the open market or are otherwise available from several sources. However, some of the active pharmaceutical ingredients and other raw materials used in our products and some of the finished products themselves are currently only available from a single source; or others may in the future become available from only one source. For example, with respect to some of our largest or most significant products, the supply of the finished product for each of our Lumify®, Vyzulta®, SofLens®, MIEBO®, XIIDRA®, Wellbutrin XL®, Relistor® injection, Trulance®, Jublia®, Aplenzin®, Arestin®, Bedoyecta®, Siliq® and PureVision® products are only available from a single source (either one of our internal manufacturing sites or third party manufacturers) and the supply of active pharmaceutical ingredients for each of our Lumify®, Vyzulta®, MIEBO®, PreserVision®, Relistor® Oral and injection, Trulance®, Aplenzin®, Arestin®, Bedoyecta® and Siliq® products are also only available from a single source. Any disruption in the supply of any such single-sourced active pharmaceutical ingredient, other raw material or finished product or an increase in the cost of such materials or products could adversely impact our ability to manufacture or sell such products, the ability of our third-party manufacturers to supply us with such products, or our profitability. We attempt to manage the risks associated with reliance on single sources of active pharmaceutical ingredients, other raw materials or finished products by carrying additional inventories or, where possible, developing second sources of supply. See Item 1A. “Risk Factors” for additional information on the risks associated with our manufacturing arrangements.
Human Capital Resources
In order to achieve our vision of being a trusted health care partner, we strive to ensure our employees around the world feel proud to be a part of Bausch Health Companies Inc. and champion our purpose to enrich lives through our relentless drive to improve healthcare outcomes for our patients and customers.
As of December 31, 2025, we had approximately 20,300 employees, of which approximately 13,000 were Bausch + Lomb employees. We had approximately 10,300 employees in production, 6,800 in sales and marketing, 1,800 in general and administrative positions and 1,400 in R&D. These employees are located around the world, with approximately 7,700 in the United States and Canada, 7,100 in Europe, 2,550 in Asia-Pacific, 2,200 in Latin America, 450 in Russia, 200 in the Middle East and Africa and 100 in Commonwealth of Independent State countries (other than Russia).
Some of our employees may be subject to collective bargaining, trade union or works council agreements or arrangements. We consider our employee relations to be good and currently do not expect any significant difficulties in renewing these agreements. We have not experienced any strikes or work stoppages in the past three years.
During 2025, neither Bausch Health nor Bausch + Lomb experienced any significant disruption because of turnover.
Health, Safety and Wellness
Our employees’ health, safety, and wellness are important to us. On an ongoing basis, Bausch Health (excluding Bausch + Lomb) measures how well we foster the health and safety of our employees by measuring Lost Time Incident Rates, which reflect the number of incidents that result in lost time. For 2025, our Lost Time Incident Rate was 0.8 recorded cases per 100 employees, which was slightly higher than the industry average of 0.5 recorded per 100 employees.
Bausch + Lomb measures Days Away Rate (“DAR”), which measures the number of days employees are away from work due to injury or illness. In 2025, B+L’s DAR was 5.5, which met its goal of not exceeding 6 on an annual basis and is significantly lower than similar industry standard DAR of 22.
Equity and Inclusion
We are dedicated to cultivating a workplace where every individual feels appreciated, respected and empowered to thrive. Our aim is to build an environment that nurtures growth, encourages collaboration and fosters a deep sense of belonging.
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
We also have a global succession planning process that allows us to define talent needs based on business strategy, identify talent and drive their development and growth, strengthen the pipeline for critical leadership positions, and optimize talent deployment across the business. The Talent and Compensation Committee of the Board of Directors along with the Board has oversight of our Company’s talent management and succession planning process. The Talent and Compensation Committee of the Board of Directors reviews succession planning progress and specifically, the plans for members of the Executive Leadership team consisting of the Chief Executive Officer and his direct reports. To support this process, members of the Board interact with senior leaders throughout the organization during the year to get to know these leaders and their work.
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
We understand that some patients may face financial obstacles that can keep them from obtaining the prescription products they need. Bausch Health is committed to improving access to medications through our patient assistance program. The purpose of the Bausch Health Patient Assistance Program is to provide eligible patients in the U.S. with certain of our prescription products where their financial circumstances or insurance status would otherwise interfere with their ability to access such products. If approved, and with a valid prescription, patients receive our prescription product(s) at no cost and can reapply to the program annually to confirm they continue to meet eligibility requirements.
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
See Note 23, “SEGMENT INFORMATION” to our audited Consolidated Financial Statements for revenues and long-lived assets by geographic area.
A portion of our revenue and income was earned in Canada and Ireland, which have low effective tax rates. See Item 1A. “Risk Factors” of this Form 10-K relating to tax rates for more information.
Available Information
Our Internet address is www.bauschhealth.com. We post links on our website to the following filings as soon as reasonably practicable after they are electronically filed or furnished to the SEC: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendment to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available through our website free of charge. The information on our Internet website is not incorporated by reference into this Form 10-K or our other securities filings and is not a part of such filings. The SEC also maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.
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
Summary of Risk Factors
The following is a summary of the risk factors our business faces. The list below is not exhaustive, and investors should read this “Risk Factors” section in full. Some of the risks we face include:
•the impact of the current market and macroeconomic conditions in one or more of our markets on our business;
•the impact on our business relating to the B+L IPO and the B+L Separation, including the uncertainties with respect to the expected timing of completion of the B+L Separation;
•the impact of ongoing and potential legal proceedings, investigations and inquiries;
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
•our ability to manage the transition of key management positions and to recruit and retain executives and key personnel;
•the potential increase of our effective tax rates, including as a result of proposed changes to applicable tax laws;
•our ability to compete with generic competitors in products that represent a significant amount of our revenue;
•our ability to obtain, maintain, enforce or defend the intellectual property rights required to conduct our business;
•our ability to develop or acquire more competitive pharmaceutical or OTC products or medical devices than our competitors;
•the effect of our commitment to the cessation of or limitation on pricing increases for certain of our products;
•the impact of potential divestitures and acquisitions of assets, products and businesses;
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
•the impact of potential exclusion from formularies developed by managed care organizations and third-party payors;

•the impact of pricing controls, social or governmental pressure to lower the cost of drugs, and consolidation across the supply chain, such as IRA-related legislation and CMS’s selection of Xifaxan® for the second round of drug price negotiations for initial applicability in 2027, and the outcome thereof;
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
•the effect of fluctuations in inventory levels or buying patterns by our large distributor and retail customers;
•the decline in pricing and/or volume of our products under our distribution agreements with other companies;
•risks associated with the international scope of our operations;
•the impact of the imposition of and adverse changes to duties, tariffs and other trade protection measures (including any retaliations to such measures);
•foreign currency exposure on the translation into U.S. dollars of the financial results of our international operations;
•risks associated with the ongoing international conflicts, including between Russia and Ukraine, and in the Middle East involving Israel, Hamas and other countries and militant groups in the region;
•risks associated with the shifting geopolitical tensions between the U.S. and other members of the North Atlantic Treaty Organization (“NATO”);
•risks associated with the breakdown, interruption, breach or other compromise of our information technology systems;
•our ability to adopt and integrate artificial intelligence solutions into various aspects of our business and operations responsibly and in compliance with applicable legislation, laws, rules, regulations and guidance;
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
Risks Relating to Market and Macroeconomic Conditions
Current market and macroeconomic conditions in one or more of our markets could impact our business, liquidity, financial condition, cash flows and results of operations.
Over the last several years in the U.S. and globally, market and macroeconomic conditions have been challenging, particularly in light of public health pandemics and, more recently, as a result of uncertainty concerning government shutdowns, debt ceilings, government funding and trade wars. Any negative impact on economic conditions in one or more of our core markets, including volatility or deterioration in the debt and equity capital markets, heightened inflation, deflation or other adverse economic conditions may adversely affect our business. Ongoing uncertain economic and financial market conditions may also adversely affect the financial condition of our customers, suppliers and other business partners. When our customers’ financial conditions are adversely affected, it could materially and adversely affect our sales and financial results, which could have a material adverse effect on our business. Our global business may be negatively affected by local economic conditions, including heightened inflation, increasing labor costs, potential recession, the imposition of or adverse amendments to duties, tariffs and other trade restrictions (including any retaliation to such measures) and currency exchange rate fluctuations, which could adversely affect our cost to manufacture and provide our products and services and revenues generated through sales of such products and services. There is no guarantee that we will be able to fully absorb any such additional costs or declines in the prices for our products and services, which may adversely impact our financial condition, cash flows and results of operations. Changes in economic conditions, including supply chain constraints, logistics challenges, labor shortages, imposition of or adverse amendments to new or existing duties, tariffs and other trade protection measures (including new or continued retaliation to such measures) and steps taken by governments and central banks, including stimulus and spending programs, have, in the past, led to (and could, in the future, lead to) heightened inflation, resulting in an increase in costs and changes in fiscal and monetary policy, including increased interest rates. In a heightened inflationary environment, we may be unable to raise the prices of our products and services sufficiently to keep up with the rate of inflation. Moreover, negative macroeconomic conditions could adversely impact our ability to obtain financing in the future on terms acceptable to us, or at all. In addition, geopolitical instability (such as the imposition of and adverse changes to U.S. duty, tariff and other trade protection measures and countermeasures against the United States being taken in retaliation for the same, the ongoing conflict between Russia and Ukraine, the ongoing conflicts and unrest in the Middle East, and tensions between the U.S. and other members of NATO and related sanctions and other measures could continue to have significant ramifications on global financial markets, including volatility in the U.S. and global financial markets.
Risks Relating to the B+L Separation
The B+L Separation has been subject to challenge and could be subject to further challenges in the future, any of which could delay or prevent the consummation of such transactions or cause them to occur on terms that are different or less favorable than we originally anticipated.
The B+L Separation, which may include a distribution of all or a portion of our remaining equity interest in Bausch + Lomb to our shareholders, could be subject to further challenge, which could delay or prevent the consummation of such transactions or cause them to occur on worse terms than we currently expect. In addition, the Company could, in the future, face additional legal proceedings and investigations and inquiries by governmental agencies relating to these or similar matters. For more information regarding legal proceedings, see Note 21, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements elsewhere in this Form 10-K.
We are unable to predict the outcome of any such proceedings, investigations and inquiries, but we may incur significant costs and diversion of management attention as a result of these matters, regardless of the outcome. Some or all of these proceedings, investigations and inquiries may lead to damages, settlement payments, fines, penalties, consent orders or other administrative sanctions against us. Furthermore, publicity surrounding these proceedings, investigations and inquiries or any enforcement action as a result thereof, even if ultimately resolved favorably for us could result in additional investigations and legal proceedings. As a result, these proceedings, investigations and inquiries could have a material adverse effect on our reputation and business.
The B+L Separation is subject to uncertainties, which could delay or prevent the completion of the B+L Separation, cause the B+L Separation to occur on terms or conditions that are different or less favorable than originally anticipated or affect our ability to realize some or all of the anticipated benefits of the B+L Separation.
Unanticipated developments and other challenges could delay or prevent the completion of the B+L Separation (including the Distribution, as defined below), result in changes to the anticipated structure of the B+L Separation (whether by way of “butterfly reorganization” rules in Section 55 of the Canadian Tax Act, return of capital or another form of sale or transfer of the Company’s ownership interest in Bausch + Lomb), cause the B+L Separation to occur on terms or conditions that are different or less favorable than originally anticipated or affect our ability to realize some or all of the anticipated benefits of the B+L Separation. Such developments and other challenges may include possible delays in obtaining any necessary shareholder, stock exchange, regulatory or other approval or the failure to obtain any such approvals, possible delays in obtaining any required tax opinions or rulings or the failure to obtain any such tax opinions or rulings, failure to satisfy conditions, complications arising from the portion of Bausch Health’s ownership of Bausch + Lomb that is pledged as collateral under certain of the Company’s indebtedness, including the 2025 Credit Agreement and the 2032 Senior Secured Notes (each as defined in Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements), negotiating challenges, the uncertainty of the financial markets, disruptions to business and commerce induced by changes in global markets, financial and economic conditions (such as international conflicts) and changes in the law.

The Company continues to evaluate the structure of the B+L Separation and other related details, and, subject to the terms of the Company’s agreements with Bausch + Lomb, the Company may consider undertaking the B+L Separation through one or more distributions effected as a dividend or a tax-free reduction of capital, one or more distributions in exchange for Bausch Health shares or other securities, any combination thereof or another form of sale or transfer of the Company’s ownership interest in Bausch + Lomb. Prior to the completion of any B+L Separation, the Company may also sell a portion of its remaining direct or indirect equity interest in Bausch + Lomb through an offering to third parties.
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
We have and will continue to expend significant resources in pursuing the B+L Separation, which could have a material adverse effect on our business.
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
Any of the above factors could cause the B+L Separation process (or the failure to consummate the B+L Separation) to have a material adverse effect on our business.
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

Legal and Reputational Risks
We are the subject of and may become subject to additional legal and governmental proceedings, which have had and could continue to have a material adverse effect on our reputation and business, and could result in additional claims and material liabilities.
While we have successfully settled or otherwise resolved a number of legacy legal proceedings, investigations and inquiries relating to, among other things, our disclosure and accounting practices and our former relationship with Philidor Rx Services LLC (“Philidor”), including the securities class action litigation matters in both the U.S. and Canada, the investigation by the SEC, the investigation order from the Autorité des marches financiers (our principal securities regulator in Canada) and certain derivative lawsuits, we are currently still the subject of a number of other ongoing legal proceedings, including, but not limited to, a number of pending securities litigations, the allegations of which relate to, among other things, allegedly false and misleading statements by the Company and/or failures to disclose information about our business and prospects. In addition, we could, in the future, face additional legal and governmental proceedings relating to these or similar matters. For more information regarding legal proceedings, see Note 21, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements.
We are unable to predict how long such proceedings will continue, but we anticipate that we will continue to incur significant costs in connection with some or all of these matters and that some or all of these proceedings will result in a substantial distraction of management’s time, regardless of the outcome. Some or all of these proceedings will likely result in damages, settlement payments, fines, penalties, consent orders or other administrative sanctions (including exclusion from federal programs) against the Company and/or certain of our directors and officers, any of which could be material, or in changes to our business practices, which, in turn, may result in or may contribute to an inability by us to meet the financial covenants applicable to the 2030 Revolving Credit Facility contained in our 2025 Credit Agreement (as such terms are defined in Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements). Furthermore, publicity surrounding these proceedings or any enforcement action as a result thereof, even if ultimately resolved favorably for us could result in additional investigations and legal proceedings. As a result, these proceedings, investigations and inquiries could have a material adverse effect on our reputation and business.
We may be involved in additional litigation in the future. For example, the pharmaceutical and medical device industries historically have generated substantial litigation concerning the manufacture, use and sale of products and we expect this litigation activity to continue. As a result, we expect that patents related to our products will be routinely challenged, and we may initiate litigation against third parties to protect or enforce our patent rights. If we are not successful in defending an attack on our patents and maintaining exclusive rights to market one or more of our products still under patent protection, we could lose a significant portion of sales in a very short period. Even in cases where we prevail in an infringement claim, legal remedies available for harm caused to us may not be sufficient to make us whole. We may also become subject to, or threatened with, legal proceedings and infringement claims by third parties and may have to defend against charges that we infringed, misappropriated or otherwise violated patents or the intellectual property or proprietary rights of third parties. If we are found to infringe, misappropriate or otherwise violate the intellectual property rights of others, we could lose our right to develop, manufacture or sell products, including our generic products, or could be required to pay monetary damages or royalties to license proprietary rights from third parties, which could be substantial and may include treble damages and attorneys’ fees. Third parties may also request a preliminary or permanent injunction from a court of law to prevent us from marketing a product. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the value of our common shares. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors or other third parties may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development collaborations that would help us commercialize our product candidates, if approved. Any of the foregoing events would harm our business, financial condition, results of operations and prospects.
In addition, in the U.S., it has become increasingly common for patent infringement actions to prompt claims that antitrust laws have been violated during the prosecution of the patent or during litigation involving the defense of that patent.

Such claims by direct and indirect purchasers and other payers are typically filed as class actions. The relief sought may include treble damages and restitution claims. Similarly, antitrust claims may be brought by government entities or private parties following settlement of patent litigation, alleging that such settlements are anti-competitive and in violation of antitrust laws. In the U.S. and Europe, regulatory authorities have continued to challenge as anti-competitive so-called “reverse payment” settlements between branded and generic drug manufacturers. We may also be subject to other antitrust litigation involving competition claims unrelated to patent infringement and prosecution. For more information regarding legal proceedings, see Note 21, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements. A successful antitrust claim by a private party or government entity against us could have a material adverse effect on our business.
Furthermore, our products may cause, or may appear to cause, adverse side effects (including death) or potentially dangerous drug interactions that we may not learn about or understand fully until the drug has been administered to patients for some time. If our products cause, or are alleged to cause, serious or widespread personal injury, we have to withdraw those products from the market and/or incur significant costs, including payment of substantial sums in damages, and we may be subject to exposure relating to product liability claims. Since March 31, 2014, we have self-insured substantially all of our product liability risk for claims arising after that date. We periodically evaluate and adjust our claims reserves to reflect trends in our own experience, as well as industry trends. However, historical loss trends may not be adequate to cover future losses, as historical trends may not be indicative of future losses. If ultimate results exceed our estimates, this would result in losses in excess of our reserved amounts. If we were required to pay a significant amount on account of these liabilities for which we self-insure, this could have a material adverse effect on our business and could cause the market value of our securities to decline.
Our historical business practices, including with respect to past pricing practices, have been under scrutiny, and pricing of pharmaceutical products continues to be subject to regulation in the markets in which we operate. Any changes to our practices relating to pricing or the current prices of products, whether imposed, legislated or voluntary, could have a material adverse effect on our business, financial performance, cash flows and results of operations.
We have been under scrutiny with respect to our historical business practices (including with respect to past pricing practices), including various securities litigations and other lawsuits. We are unable to predict how such proceedings, investigations and inquiries will impact our current business practices, including with respect to pricing, or the prices of our products, including whether we will be required to impose pricing freezes or controls, pricing reductions (including on a retroactive basis) or other price regulation for some or all of our products.
In addition, in recent years, in the U.S., state and federal governments have announced or implemented legislation that would control or regulate the prices of drugs. Other countries have announced or implemented measures on pricing, including suspensions on price increases, prospective and possibly retroactive price reductions and other recoupments. These measures and proposed measures vary by country. The Company has also taken actions in response to certain of these measures, including our decision to cease participation in the Medicaid Drug Rebate Program (“MDRP”) and 340B Drug Pricing Program (“340B”). These measures and legislation, and any actions taken by the Company in response, could lead to impairment of certain of our intangible assets which could be significant, and/or could have a material adverse effect on our business, results of operations and cash flows.
We depend on third parties to meet their contractual, legal, regulatory, and other obligations, and actions by these third parties could have a material adverse effect on our business.
We rely on distributors, suppliers, contract research organizations, vendors, service providers, business partners and other third parties to research, develop, manufacture, distribute, market and sell many of our products, as well as perform other services relating to our business. We rely on these third parties to meet their contractual, legal, regulatory and other obligations. A failure to maintain these relationships or poor performance by these third parties could negatively impact our business. In addition, we cannot guarantee that the contractual terms and protections and compliance controls, policies and procedures we have put in place will be sufficient to ensure that such third parties will meet their legal, contractual and regulatory obligations or that these terms, controls, policies, procedures and other protections will protect us from acts committed by our agents, contractors, distributors, suppliers, service providers or business partners that violate contractual obligations or the laws or regulations of the jurisdictions in which we operate, including matters respecting anti-corruption, fraud, bribery and kickbacks and false claims, pricing, sales and marketing practices, privacy laws and other legal obligations. Any failure of such third parties to meet these legal, contractual and regulatory obligations or any improper actions by such third parties or even allegations of such non-compliance or actions could damage our reputation, adversely impact our ability to conduct business in certain markets and subject us to civil or criminal legal proceedings and regulatory investigations, monetary and non-monetary damages and penalties and could cause us to incur significant legal and investigatory fees and, as a result, could have a material adverse effect on our business. For example, the allegations about the activities of Philidor and our former relationship with Philidor have resulted in a number of investigations, inquiries and legal proceedings against us, which have damaged and may further damage our reputation and result in damages, fines, penalties or administrative sanctions against the Company and/or certain of our officers. For more information regarding legal proceedings, see Note 21, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements.
Our marketing, promotional and business practices, as well as the manner in which sales forces interact with purchasers, prescribers and patients, are subject to extensive regulation and any material failure to comply could result in significant sanctions against us.
The marketing, promotional and business practices of pharmaceutical and medical device companies, as well as the manner in which companies’ in-house or third-party sales forces interact with purchasers, prescribers, and patients, are subject to extensive regulation, enforcement of which may result in the imposition of civil, regulatory and/or criminal penalties, injunctions, and/or limitations on marketing practice for some of our products and/or pricing restrictions or mandated price reductions for some of our products. Many companies, including us, have been the subject of claims related to these practices asserted by federal authorities. These claims have resulted in fines and other consequences, such as entering into corporate integrity agreements with the U.S. government. Companies may not promote drugs or devices for “off-label” uses-that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA, Health Canada, EMA or other applicable regulatory agencies. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies (such as entering into corporate integrity agreements with the U.S. government), as well as criminal sanctions. In addition, management’s attention could be diverted from our business operations and our reputation could be damaged. For more information regarding legal proceedings, see Note 21, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements.
Debt-related Risks
The 2025 Credit Agreement and the indentures governing our senior notes including those issued in April 2025 and December 2025 by our subsidiary, 1261229 B.C. Ltd., impose restrictive covenants on us. Our failure to comply with these covenants could trigger events, which could result in the acceleration of the related debt, a cross-default or cross-acceleration to other debt, foreclosure upon any collateral securing the debt and termination of any commitments to lend, each of which would have a material adverse effect on our business, results of operations and cash flows, and could lead to bankruptcy or liquidation.
The 2025 Credit Agreement and the various indentures governing our senior notes, including those issued in April 2025 and December 2025 by our subsidiary, 1261229 B.C. Ltd., contain covenants that restrict the way we conduct business and require us to satisfy certain financial tests in order to incur debt or take other actions. For example, the 2030 Revolving Credit Facility, which is part of the 2025 Credit Agreement, contains financial maintenance covenants that require us to maintain a certain financial ratio at each fiscal quarter end and to maintain minimum amount of liquidity at each fiscal quarter end following the occurrence of a specified triggering event.
We can make no assurance that we will be able to comply with the restrictive covenants contained in the 2025 Credit Agreement and indentures in the future. Based on our current forecast for the next twelve months from the date of issuance of this Form 10-K, we expect to remain in compliance with the financial maintenance covenants and meet our debt obligations over that same period. In the event that we perform below our forecasted levels, we may also implement certain additional cost-efficiency initiatives, such as rationalization of SG&A expenses and R&D spend, in order to allow us to continue to comply with the financial maintenance covenants. The Company may consider taking other actions, including divesting other businesses, refinancing debt, issuing equity or equity-linked securities, and the monetization of a portion of its holdings of common shares of Bausch + Lomb, as deemed appropriate, to provide additional coverage in complying with the financial maintenance covenants and meeting its debt service obligations, or may negotiate with the applicable lenders for an amendment or modification to such covenants, as deemed appropriate. However, we cannot guarantee that any of the above-noted actions would be effective in enabling us to maintain compliance with our financial maintenance covenants. If we perform below our forecasted levels and the actions referenced above are not effective, we may fail to comply with our financial maintenance covenants. In that instance, we would be in default, and our lenders would be permitted to accelerate our debt unless we could obtain an amendment or waiver. If our debt was accelerated, we would not have sufficient funds to repay our debt absent a refinancing, and we cannot provide assurance that we would be able to obtain a refinancing.
Our inability to comply with the covenants in our debt instruments could lead to a default or an event of default under the terms thereof, for which we may need to seek relief from our lenders and noteholders in order to waive the associated default or event of default and avoid a potential acceleration of the related indebtedness or cross-default or cross-acceleration to other debt. There can be no assurance that we would be able to obtain such relief on commercially reasonable terms or otherwise and we may be required to incur significant additional costs. In addition, the lenders under our 2025 Credit Agreement and holders of our senior notes may impose additional operating and financial restrictions on us as a condition to granting any such waiver. If an event of default is not cured or is not otherwise waived, a majority of lenders in principal amount under our 2025 Credit Agreement or the trustee or holders of at least 25% in principal amount of a series of our senior notes may accelerate the maturity of the related debt under these agreements, foreclose upon any collateral securing the debt and terminate any commitments to lend, any of which could have a material adverse effect on our business and financial condition. Furthermore, under these circumstances, we may not have sufficient funds or other resources to satisfy all of our obligations and we may be unable to obtain alternative financing on terms acceptable to us or at all. In such circumstances, we could be forced into bankruptcy or liquidation and, as a result, investors could lose all or a portion of their investment in our securities.
To service our debt, we will be required to generate a significant amount of cash. Our ability to generate cash depends on a number of factors, some of which are beyond our control, and any failure to meet our debt obligations could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We have a significant amount of indebtedness. For details regarding our debt and the maturity dates thereof, see Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements. As of December 31, 2025, maturities and mandatory payments of our principal balances of debt obligations were as follows:

(in millions)	2026	2027	2028	2029	2030	Thereafter	Total
Total debt obligations	$58	$701	$4,240	$1,662	$4,118	$9,453	$20,232
Our ability to satisfy our debt obligations will depend principally upon our future operating performance, as well as our continuing efforts to improve our balance sheet. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, may affect our ability to make payments on our debt. If we do not generate sufficient cash flow to satisfy our debt obligations, we may undertake alternative financing plans, such as refinancing or restructuring our consolidated indebtedness, issuing new debt instruments, divesting of assets or businesses, issuing equity or equity-linked securities, and the monetization of a portion of our holdings of common shares of Bausch + Lomb, reducing or delaying capital investments or seeking to raise additional capital. Alternatively, as we have done in the past, we may also elect to refinance certain of our debt, for example, to extend maturities. Our ability to restructure or refinance our debt will depend on the capital markets and our financial condition at such time. If we are unable to access the capital markets, whether because of the condition of those capital markets or our own financial condition or reputation within such capital markets, we may be unable to refinance our debt. In addition, any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Further, given our capital structure, any refinancing of our senior unsecured debt may be with secured debt, thereby increasing our first lien and/or secured leverage ratios. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms, or at all, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In the past, our credit ratings have been downgraded. Any further downgrade in our corporate or Bausch + Lomb’s credit ratings or other credit ratings may, among other things, increase our cost of borrowing and may negatively impact our ability to raise additional debt capital.
We are exposed to risks related to interest rates, which could have an adverse effect on our business.
Our senior secured credit facilities bear interest based on a term Secured Overnight Financing Rate (“SOFR”) or U.S. Prime Rate, or Federal Funds Effective Rate (for U.S. dollar loans), Canadian Prime Rate or Canadian Overnight Repo Rate Average (“Term CORRA”) (for Canadian dollar loans) and Euro Interbank Offered Rate (for euro loans). Thus, a change in the short-term interest rate environment (especially a material change) could have an adverse effect on our business (which adverse effect could be material). As of December 31, 2025, we did not have any outstanding interest rate swap contracts.
Employment-related Risks
Since the B+L IPO, we have experienced transition in key management positions, and the failure to successfully manage such transitions or attract and retain executives and other key employees could have a material adverse effect on our business.
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
Our ability to retain or recruit executive and other key employees to strengthen our management team and workforce may be hindered or delayed by, among other things, competition from other employers who may be able to offer more attractive compensation packages, the reputational challenges the Company has faced as a result of historical issues and may in the future continue to face and the perceived or actual uncertainty created by the B+L Separation. A failure by us to retain, motivate and recruit executives and other key employees or the unanticipated loss of the services of any of these executives or key employees for any reason, whether temporary or permanent, could create disruptions in our business, could cause concerns and instability for management and employees, current and potential customers, credit rating agencies and other third parties with whom we do business and our shareholders and debt holders and could cause concern regarding our ability to execute our business strategy or to manage operations in the manner previously conducted. Furthermore, as a result of any failure to retain, or loss of, any executives or key employees, we may experience increased costs in order to identify and recruit a suitable replacement in a timely manner (and, even if we are able to hire a qualified successor, the search process and transition period may be difficult to manage and result in additional periods of uncertainty). Finally, as a result of changes in our executives and key employees, there may be changes in the way we conduct our business, as well as changes to our business strategy. We cannot predict what these changes may involve or the timing of any such changes and how they will impact our product sales, revenue, business, financial condition, cash flows or results of operations. Any of these factors could have a material adverse effect on our business.

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
On October 8, 2021, the OECD published a statement that outlined the key components of a two-pillar plan to address the tax challenges arising from the digitalisation of the economy, agreed by the OECD/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”), which includes 145 member jurisdictions. Under pillar one, a portion of the residual profits of multinational enterprise (“MNE”) groups with global turnover above €20 billion and a profit margin above 10% would be allocated to (and taxed in) market jurisdictions. Under pillar two, a global minimum corporate tax rate of 15% would apply to undertaxed profits of MNE groups with consolidated revenue of at least €750 million. Many jurisdictions in which the Company operates have adopted the global minimum tax provision of the OECD pillar two effective for tax years beginning in January 2024. On January 20, 2025, President Trump signed an executive order stating that the Global Tax Deal, including the OECD two-pillar plan, has no force and effect in the U.S. It further provides for the U.S. Treasury Secretary to develop options for responding to foreign countries’ tax rules that are extraterritorial in nature or that could disproportionately impact U.S. companies, with findings and recommendations to be delivered to the President. On June 28, 2025, the U.S. Department of the Treasury announced that an agreement was reached between the U.S. and other members of the Group of Seven major advanced economies (the “G7”). Under the terms of this agreement, the U.S. parented MNEs will be exempt from certain elements of pillar two. In January 2026, the OECD published the so-called “side by side” arrangement package to implement this exclusion. However, we cannot predict whether the United States will adopt any other protective measures including with respect to any taxes imposed under pillar one, or whether or how any non-U.S. countries may change their tax laws, including with respect to taxes imposed under pillar one or pillar two, in response to the executive order, the “side by side” arrangement described above, or otherwise. It is possible that any changes in U.S. or non-U.S. tax law could have a material adverse effect on our future tax liabilities and our effective tax rate.
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

Risks Relating to Intellectual Property and Exclusivity
The expiration or loss of patent protection or regulatory exclusivity rights for our key products, including Xifaxan® could adversely impact our business. In addition, we have faced generic competition in the past and expect to face additional generic competition in the future. Competitors (including generic and biosimilar competitors) of our products could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The development of new and innovative products, as well as protecting the underlying intellectual property of our product portfolio, is important to our success in all areas of our business. A significant number of the products we sell either: (i) have no meaningful exclusivity protection via patent or marketing or data exclusivity rights or (ii) are protected by patents or regulatory exclusivity periods that will be expiring in the near future. These products represent a significant amount of our revenues (See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Trends — Generic Competition and Loss of Exclusivity” in this Form 10-K for a list of some of these products). The expiration or loss of patent protection or regulatory exclusivity rights for our key products could adversely impact our business. For example, a substantial amount of our revenue is derived from the Xifaxan® product line, and we may be materially impacted by the entry of a generic rifaximin product earlier than January 2028, including a competitor launching a generic rifaximin at-risk prior to a final, unappealable decision. Our ability to obtain, maintain, license, enforce and defend our intellectual property rights over our products, including in connection with the Xifaxan® Generics Litigation, is critical to our business and financial results and could also impact the B+L Separation. In addition, even for our products that have patent protection or exclusivity rights, we face competition from similar products in the markets in which we participate. As a result, we face significant competition with respect to a substantial majority of our products.
Without exclusivity protection, competitors and other third parties (including generics and biosimilars) face fewer barriers in introducing competing products. Upon the expiration or loss of patent exclusivity or regulatory exclusivity for our products or otherwise upon the introduction of generic, biosimilar or other competitors (which may be sold at significantly lower prices than our products), we could lose a significant portion of sales and market share of the applicable products in a very short period and, as a result, our revenues could be lower. Given that a substantial amount of our revenue is derived from the Xifaxan® product line, the entry of a generic rifaximin product earlier than January 2028, including through an at-risk launch prior to a final unappealable decision in the Xifaxan® Generics Litigation, could have a significant adverse impact on our business, financial condition, results of operations and cash flows. In addition, the introduction of generic and biosimilar competitors may have a significant downward pressure on the pricing of our branded products which compete with such generics and biosimilars. Where we have the rights, we may elect to launch an authorized generic of such product (either ourselves or through a third party) prior to, upon or following generic entry, which may mitigate a portion of the anticipated decrease in product sales; however, even with the launch of an authorized generic, the decline in product sales of such product would still be expected to be significant, and the effect on our future revenues could be material. The introduction of competing products (including generic products and biosimilars) could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may fail to obtain, maintain, license, enforce or defend the intellectual property and proprietary rights required to conduct our business, or third parties may allege that we are infringing, misappropriating or otherwise violating their intellectual property rights, which could have a material adverse effect on our business.
We strive to acquire, maintain, enforce and defend patent, trademark and other intellectual property and proprietary protections over our products and the processes used to manufacture these products. However, we may not be successful in obtaining such protections, or the patent, trademark and other intellectual property and proprietary rights we do obtain may not be sufficient in breadth and scope to fully protect our products or prevent competing products, or such rights may be susceptible to third-party challenges, which could result in the loss of such intellectual property rights or the narrowing of scope of protection afforded by such rights. Our intellectual property and proprietary rights may also be circumvented by third parties. The failure to obtain, maintain, enforce or defend such intellectual property and proprietary rights, for any reason, could allow third parties to manufacture and sell products that compete with our products or may impact our ability to develop, manufacture and market our own products, which could have a material adverse effect on our business.
Further, the pharmaceutical and medical device industries historically have generated substantial litigation concerning the manufacture, use and sale of products and we expect this litigation activity to continue. As a result, we expect that patents related to our products will be routinely challenged, and we may initiate litigation against third parties to protect our patent rights. See “Risk Factors—Legal and Reputational Risks” under Item 1A. of this Form 10-K.
For certain of our products and manufacturing processes, we rely on trade secrets and other proprietary information, which we seek to protect, in part, through information technology systems discussed in more detail in the following section, and, in part, by confidentiality and nondisclosure agreements with our employees, consultants, advisors and partners. Trade secrets and proprietary information are difficult to protect. We also attempt to enter into agreements whereby such employees, consultants, advisors and partners assign to us the rights in any intellectual property they develop in the course of their engagement with us. These agreements may be breached, and we may not have adequate remedies for any breach. There can be no assurance that these agreements will be self-executing or otherwise provide meaningful protection for our trade secrets or other intellectual property or proprietary information. These agreements may not effectively prevent disclosure or misappropriation of such information and disputes may still arise with respect to the ownership of intellectual property. In addition, third parties may independently develop the same or similar proprietary information or otherwise gain access to our trade secrets or disclose our technology. Further, we have employed and expect to employ individuals who were previously employed at universities or other companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, advisors and partners do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or such persons have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information of their former employers or other third parties, or to claims that we have improperly used or obtained such trade secrets. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights and face increased competition to our business. The unauthorized access to or disclosure of our proprietary information or the loss of such intellectual property rights may impact our ability to develop, manufacture and market our own products or may assist competitors in the development, manufacture and sale of competing products, which could have a material adverse effect on our revenues, financial condition, results of operations and cash flows.
For a number of our commercialized products and pipeline products, we rely on licenses to patents and other technologies, know-how and intellectual property and proprietary rights held by third parties. Any loss, expiration, termination or suspension of our rights to such licensed intellectual property would result in our inability to continue to develop, manufacture and market the applicable products or product candidates and, as a result, could have a material adverse effect on our business. If these licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, third parties, including our competitors, could have the freedom to seek regulatory approval of, and to market, products identical or similar to ours, and we may be required to cease our development and commercialization of certain of our products. Under some license agreements, we may not control the preparation, filing, prosecution or maintenance of the licensed intellectual property, or may not have the first right to enforce the intellectual property. In those cases, we may not be able to adequately influence patent prosecution or enforcement, or prevent inadvertent lapses of coverage due to failure to pay maintenance fees and we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business and that does not compromise the patent rights. In the future, we may also need to obtain such licenses from third parties to develop, manufacture, market or continue to develop, manufacture or market our products. If we are unable to timely obtain these licenses on commercially reasonable terms or at all, our ability to develop, manufacture and market our products may be inhibited or prevented, which could have a material adverse effect on our business.
Competitive Risks
We operate in extremely competitive industries. If competitors develop or acquire more effective or less costly pharmaceutical or OTC products or medical devices for our target indications, it could have a material adverse effect on our business.
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
Many of our competitors spend significantly more on research and development related activities than we do. Others may succeed in developing or acquiring products and technologies that are more effective, more advanced or less costly than those currently marketed or proposed for development by us. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products and may also establish exclusive collaborative or licensing relationships with our competitors. These competitors and the introduction of competing products (that may be more effective or less costly than our products) could make our products less competitive or obsolete, which could have a material adverse effect on our business.
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
Risks Relating to Our Business Strategy
We have previously made commitments and public statements with respect to limitations on pricing increases for certain of our products. These pricing decisions, or decisions to increase prices, could have a material adverse effect on our business.
We have formed a Patient Access and Pricing Team which is committed to maintaining patients’ ability to access our branded prescription pharmaceutical products. All future pricing actions will be subject to review by the Patient Access and Pricing Team.
At this time, we cannot predict what specific pricing changes the Patient Access and Pricing Team will make for the remainder of 2026 or beyond nor can we predict what other changes in our business practices we may implement with respect to pricing (such as imposing limits or prohibitions on the amount of pricing increases we may take on certain of our products or taking retroactive or future price reductions). We also cannot predict the impact such pricing decisions or changes will or would have on our business. However, any such changes could have a material adverse effect on our business.
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
We have undertaken a number of divestitures of certain of our assets and businesses. We may, in the future, seek to divest additional assets and/or businesses, some of which may be material and/or transformative, which could adversely affect our business, prospects and opportunities for growth and could cause the market value of our securities to decline.
We have completed a number of divestitures of our assets, products or businesses that were not considered core to our ongoing operations or the needs of our primary-customer base. We may, in the future, seek to complete additional divestitures.
Each of these divestitures has been time-consuming and has diverted management’s attention. As a result of these divestitures (and others we may complete in the future), we may experience lower revenue and lower cash flows from operations. In addition, as was the case with our sale of our Sprout Pharmaceuticals subsidiary, we may recognize a loss on sale in connection with such divestitures. We may also suffer adverse tax consequences as a result of such divestitures, including capital gains tax or the accelerated use of net operating losses (“NOLs”) or other attributes. Furthermore, divesting certain of our businesses or assets may require us to incur restructuring charges, and we may not be able to achieve the cost savings that we expect from any such restructuring efforts or divestitures. Any such divestiture could reduce the size or scope of our business, our market share in particular markets, our opportunities with respect to certain markets, products or therapeutic categories or our ability to compete in certain markets and therapeutic categories. Furthermore, we will be required to use the net proceeds (or substantial portions thereof) from certain asset sales to repay the term loans under the 2025 Credit Agreement, subject to certain reinvestment rights.
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
As a result of these factors, any divestiture (whether or not completed) could have a material adverse effect on our business.
As part of our business strategy, we seek to identify and acquire certain assets, products and businesses, which may result in substantial costs and diversion of management time. In addition, we may not be able to consummate proposed acquisitions, and may not realize the benefits we anticipate from any completed acquisitions.
Part of our business strategy includes acquiring and integrating complementary businesses, products, technologies or other assets, including by way of acquisitions or in-license arrangements, including the recent acquisitions of DURECT and Wuhan Shibo Zhenmei Technology Co., Ltd., consisting of the aesthetics distribution business of our full‑service distributor in China, the Shibo Group. Acquisitions or similar arrangements may be complex, time consuming and expensive. We may not consummate some negotiations for acquisitions or other arrangements, which could result in significant diversion of management and other employee time, as well as substantial out-of-pocket costs. In addition, there are a number of risks and uncertainties relating to the consummation of potential transactions. If such transactions are not completed for any reason, we will be subject to several risks, including the following: (i) the market price of our common shares may reflect a market assumption that such transactions will occur, and a failure to complete such transactions could result in a negative perception by the market of us generally and a decline in the market price of our common shares and (ii) many costs relating to such transactions may be payable by us whether or not such transactions are completed.
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
Bausch + Lomb has completed a number of acquisitions and in-licensing transactions and may, in the future, seek to identify and acquire certain other assets, products and businesses. Bausch + Lomb may experience difficulties in integrating any acquired assets, products and businesses and Bausch + Lomb may fail to realize the anticipated benefits of any such acquisitions.
Over the last several years, Bausch + Lomb has completed a number of acquisitions and in-licensing transactions. Bausch + Lomb may in the future seek to identify and acquire complementary businesses, products, technologies or other assets to augment its pipeline. Such transactions may be complex, time consuming and expensive. There can be no guarantee that Bausch + Lomb will be able to successfully consummate acquisitions or other arrangements, which could result in significant diversion of management and other employee time, as well as substantial out-of-pocket costs. If such transactions are not completed for any reason, Bausch + Lomb may incur significant costs and the market price of its common shares may decline.
In addition, even if an acquisition is consummated, the integration of the acquired business, product or other assets into Bausch + Lomb may be complex and time-consuming, and Bausch + Lomb may not achieve the anticipated benefits, cost-savings or growth opportunities it expects. Potential difficulties that may be encountered in the integration process include the following: integrating personnel, operations and systems, while maintaining focus on selling and promoting existing and newly-

acquired products; coordinating geographically dispersed organizations; distracting management and employees from operations; retaining existing customers and attracting new customers; maintaining the business relationships the acquired company has established, including with health care providers; and managing inefficiencies associated with integrating the operations of Bausch + Lomb and the acquired business, product or other assets. Bausch + Lomb may also not be able to successfully bring pipeline assets acquired to market. In addition, delays encountered in the integration process could result in a failure to realize the anticipated benefits on the anticipated timeline, or at all.
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
Development and Regulatory Risks
The successful development of our pipeline products is highly uncertain and requires significant expenditures and time. In addition, obtaining necessary government approvals is time-consuming and not assured. The failure to commercialize certain of our pipeline products could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We currently have a number of pipeline products in development. We and our development partners, as applicable, conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy in humans of our pipeline products in order to obtain regulatory approval for the sale of our pipeline products. Preclinical studies and clinical trials are expensive, complex, can take many years and have uncertain outcomes. None of, or only a small number of, our research and development programs may actually result in the commercialization of a product. We will not be able to commercialize our pipeline products if preclinical studies do not produce successful results or if clinical trials do not demonstrate safety and efficacy in humans. In addition, the results of management reviews of our research and development portfolio (including following the receipt of clinical results or feedback from the FDA or other regulatory authorities) has in the past resulted, and could again in the future result in, terminations of specific projects which, in turn, could lead to material impairment charges. For example, in January 2026, we received the results for the double-blind Phase 3 clinical trials for our two global programs evaluating amorphous-rifaximin soluble solid dispersion (“SSD”) for the primary prevention of hepatic encephalopathy in adults with liver cirrhosis (“RED-C”). While the treatment was safe and well-tolerated, the clinical trials did not meet their primary endpoints. As a result of these clinical trial outcomes, we performed preliminary quantitative goodwill analysis as of January 22, 2026 for the Salix reporting unit using revised forecasts, an updated discount rate, and a new long-term growth rate that reflect the Phase 3 clinical trial results. We anticipate recognizing an impairment charge of approximately $1,400 million for the Salix reporting unit in the first quarter of 2026. Furthermore, success in preclinical studies or early-stage clinical trials does not ensure that later stage clinical trials will be successful nor does it ensure that regulatory approval for the product candidate will be obtained. In addition, the process for the completion of pre-clinical and clinical trials is lengthy and may be subject to a number of delays for various reasons, which would delay the commercialization of any successful product. If our development projects are not successful or are significantly delayed, we may not recover our substantial investments in the pipeline product and our failure to bring these pipeline products to market on a timely basis, or at all, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We are developing larsucosterol for the treatment of AH and potentially other conditions. The successful development of larsucosterol is subject to significant risks and uncertainties, including risks relating to the results and timing of clinical trials, the likelihood of future clinical trial results being positive with statistical significance and/or similar to results from previous trials, potential regulatory filings and approvals, and the potential benefits of Breakthrough Therapy Designation and Fast Track Designation. There can be no assurance that larsucosterol will receive regulatory approval or achieve commercial success, and any failure to successfully develop and commercialize larsucosterol could have a material adverse effect on our business.
Our marketed products will be subject to ongoing regulatory review, the results of which could have a material adverse effect on our business and could cause the market value of our securities to decline.
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
In April 2017, the European Union adopted the MDR, which repealed and replaced the Medical Device Directive (“MDD”) and Active Implantable Medical Devices Directive (“AIMDD”) 90/385/EEC. The MDR, for most parts, became applicable on May 26, 2021. Under the MDR, several transitional measures apply to medical devices that are certified under the MDD or AIMDD prior to May 26, 2021 or, for class I devices, for which a declaration of conformity was drawn up prior to

May 26, 2021, allowing these devices to be placed on the market after May 26, 2021 under certain conditions for a transitional period. However, if we make any significant changes in the design or intended purpose of our devices, they will no longer benefit from such transitional periods. Generally, the MDR imposes stricter requirements on manufacturers, importers and distributors of medical devices. Moreover, the requirements to provide clinical data for medical devices has become stricter and as a result we may need to conduct new time consuming and costly clinical investigations with our existing medical devices to meet the new requirements, including to obtain CE certificates under the MDR. We may, or may not, be able to provide this data in time to obtain MDR certifications in a timely fashion when our existing certificates expire. These new regulations impact all of our existing and pipeline medical device products being sold in the EEA for which we are legal manufacturer, importer and/or distributor, including contact lens, lens care, eye health, aesthetic and surgical areas, as well as certain of our products outside the EEA, which rely on the EEA registration to support registration in those other countries. These products, in the aggregate, account for a meaningful portion of our net revenue in this region. While we are working to ensure compliance with these new regulations for all impacted products, we may not be able to achieve compliance for all products within the applicable transition period. If we fail to achieve compliance, we will not be able to market and sell the non-compliant products in the EEA, nor will we be able to rely on the non-compliant registration for such products in regions outside of the EEA, which could have a material adverse effect on our business in the EEA and, possibly, on a consolidated basis, could cause the market value of our securities to decline.
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
In addition, incidents of adverse drug reactions, unintended side effects or misuse relating to our products could result in additional regulatory controls or restrictions, or even lead to the regulatory authority requiring us to recall or withdraw the product from the market. Further, if faced with these incidents of adverse drug reactions, unintended side effects or misuse relating to our products or for other reasons, we may elect to voluntarily implement a recall or market withdrawal of our product. For example, on March 27, 2025, Bausch + Lomb announced a voluntary recall of certain enVista IOL products in response to reports of toxic anterior segment syndrome (TASS), which stemmed from raw material used in certain lots that was delivered by a different vendor. This issue has now been resolved. A recall or market withdrawal, whether voluntary or required by a regulatory authority, may involve significant costs to us, potential disruptions in the supply of our products to our customers and reputational harm to our products and business, all of which could harm our ability to market our products and could have a material adverse effect on our business.
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
Manufacturing and Supply Risks
If we or our third-party manufacturers are unable to manufacture our products or the manufacturing process is interrupted due to failure to comply with regulations or for other reasons, the interruption of the manufacture of our products could adversely affect our business. Other manufacturing and supply difficulties or delays may also have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our manufacturing facilities and those of our contract manufacturers must be inspected and found to be in full compliance with CGMP, quality system management requirements or similar standards before approval for marketing. Compliance with CGMP regulations requires the dedication of substantial resources and requires significant expenditures. In addition, while we attempt to build in certain contractual obligations on our third-party manufacturers, we may not be able to ensure that such third-parties comply with these obligations. Our failure or that of our contract manufacturers to comply with CGMP regulations, quality system management requirements or similar regulations outside of the U.S. could result in enforcement action by the FDA or its foreign counterparts, including, but not limited to, warning letters, fines, injunctions, civil or criminal penalties, recall or seizure of products, total or partial suspension of production or importation, suspension or withdrawal of regulatory approval for approved or in-market products, refusal of the government to renew marketing applications or approve pending applications or supplements, refusal of certificates for export to foreign jurisdictions, suspension of ongoing clinical trials, imposition of new manufacturing requirements, closure of facilities and criminal prosecution. These enforcement actions could lead to a delay or suspension in production, which could have a material adverse effect on our competitive position and business.
In addition, our manufacturing and other processes use complicated and sophisticated equipment, which sometimes requires a significant amount of time to obtain and install. Manufacturing complexity, testing requirements and safety and security processes combine to increase the overall difficulty of manufacturing these products and resolving manufacturing problems that we may encounter. Although we endeavor to properly maintain our equipment (and require our contract manufacturers to properly maintain their equipment), including through on-site quality control and experienced manufacturing supervision, and have key spare parts on hand, our business could suffer if certain manufacturing or other equipment, or all or a portion of our or their facilities, were to become inoperable for a period of time. We could experience substantial production delays or inventory shortages in the event of any such occurrence until we or they repair such equipment or facility or we or they build or locate replacement equipment or a replacement facility, as applicable, and seek to obtain necessary regulatory approvals for such replacement. Any interruption in our manufacture of products could adversely affect the sales of our current products or introduction of new products and could have a material adverse effect on our business.
The supply of our products to our customers (or, in some cases, supply from our contract manufacturers to us) is subject to and dependent upon the use of transportation services. Disruption of transportation services (including as a result of weather conditions) could have a material adverse effect on our business and could cause the market value of our securities to decline. In addition, any prolonged disruption in the operations of our existing distribution facilities, whether due to technical, labor or other difficulties, weather conditions, equipment malfunction, contamination, failure to follow specific protocols and procedures, destruction of or damage to any facility or other reasons, could have a material adverse effect on our business.
For some of our finished products and raw materials, we obtain supply from one or a limited number of sources. If we are unable to obtain components or raw materials, or products supplied by third parties, our ability to manufacture and deliver our products to the market would be impeded, which could have a material adverse effect on our business.
Some components and raw materials used in our manufactured products, and some finished products sold by us, are currently available only from one or a limited number of domestic or foreign suppliers. For example, with respect to some of our largest or most significant products, the supply of the finished product is only available from a single source (either one of our internal manufacturing sites or third party manufacturers) and the supply of active pharmaceutical ingredients for certain products are also only available from a single source. In the event an existing supplier fails to supply product on a timely basis and/or in the requested amount, supplies product that fails to meet regulatory requirements, becomes unavailable through business interruption or financial insolvency or loses its regulatory status as an approved source or we are unable to renew current supply agreements when such agreements expire and we do not have a second supplier, we may be unable to obtain the required components, raw materials or products on a timely basis or at commercially reasonable prices. We attempt to mitigate these risks by maintaining safety stock of these products, but such safety stock may not be sufficient. In addition, in some cases, only a single source of active pharmaceutical ingredient is identified in filings with regulatory agencies, including the FDA, and cannot be changed without prior regulatory approval, which would involve time and expense to us. A prolonged interruption in the supply of a single-sourced raw material, including the active pharmaceutical ingredient, or single-sourced finished product could have a material adverse effect on our business. In addition, these third-party manufacturers may have the ability to increase the supply price payable by us for the manufacture and supply of our products, in some cases without our consent.
As a result, our dependence upon others to manufacture and supply our products may adversely affect our profit margins and our ability to obtain approval for and produce our products on a timely and competitive basis, which could have a material adverse effect on our business.
Changes in inventory levels or fluctuations in buying patterns by our large distributor and retail customers may adversely affect our sales and earnings and add to sales variability from quarter to quarter, which could have a material adverse effect on our business.
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
Finally, a significant portion of our products are sold to major health care distributors and major retail chains in Canada, the United States and abroad. Consequently, our sales and quarterly growth comparisons, as well as our estimates for required inventory levels, may be affected by fluctuations in the buying patterns of major distributors, retail chains and other trade buyers. These fluctuations may result from seasonality, pricing, large retailers’ and distributors’ buying decisions or other factors. If we overestimate demand and produce too much of a particular product, we face a risk of inventory obsolescence, leaving us with inventory that we cannot sell profitably or at all. In addition, we may have to write down such inventory if we are unable to sell it for its recorded value. Conversely, if we underestimate demand and produce insufficient quantities of a product, we could be forced to produce that product at a higher price and forego profitability in order to meet customer demand. For example, if a competitor initiates a recall and there is an unexpected increase in the demand for our products, we may not be able to meet such increased demand. Insufficient inventory levels may lead to shortages that result in loss of sales opportunities altogether as potential end-customers turn to competitors’ products that are readily available. If any of these situations occur frequently or in large volumes or if we are unable to effectively manage our inventory and that of our distribution partners, this could have a material adverse effect on our business.
Commercialization Risks
Our approved products may not achieve or maintain expected levels of market acceptance, which could have a material adverse effect on our business.

Even if we are able to obtain and maintain regulatory approvals for our pharmaceutical and medical device products, generic or branded, the success of these products is dependent upon achieving and maintaining market acceptance. Launching and commercializing products is time consuming, expensive and unpredictable. The commercial launch of a product takes significant time, resources, personnel and expertise, which we may not have in sufficient levels to achieve success, and is subject to various market conditions, some of which may be beyond our control. There can be no assurance that we will be able to, either by ourselves or in collaboration with our partners or through our licensees or distributors, successfully launch and commercialize new products or gain market acceptance for such products. New product candidates that appear promising in development may fail to reach the market or may have only limited or no commercial success. While we have been successful in launching some of our products, we may not achieve the same level of success with respect to all of our new products. Our inability to successfully launch our new products may negatively impact the commercial success of such product, which could have a material adverse effect on our business. Our inability to successfully launch our new products could also lead to material impairment charges.
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
Further, the market perception and reputation of our products and their safety and efficacy are important to our business and the continued acceptance of our products. Any negative publicity about our products, such as the discovery of safety issues with our products, adverse events involving our products, or even public rumors about such events, could have a material adverse effect on our business, financial condition, cash flows or results of operations. In addition, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products or the withdrawal or recall of such similar products could have a material adverse effect on sales of our products. Accordingly, new data about our products, or products similar to our products, could cause us reputational harm and could negatively impact demand for our products due to real or perceived side effects or uncertainty regarding safety or efficacy and, in some cases, could result in product withdrawal.
If our products fail to gain, or lose, market acceptance, our revenues would be adversely impacted and we may be required to take material impairment charges, all of which could have a material adverse effect on our business.
For certain of our products, we depend on reimbursement from governmental and other third-party payors and a reduction in reimbursement could reduce our product sales and/or revenue. In addition, failure to be included in formularies developed by managed care organizations and coverage by other organizations may negatively impact the utilization of our products, which could harm our market share and could have a material adverse effect on our business.
Sales of certain of our products are dependent, in part, on the availability and extent of reimbursement from government health administration authorities, private health insurers, pharmacy benefit managers and other organizations of the costs of our products and the continued reimbursement and coverage of our products in such programs. Changes in government regulations or private third-party payors’ reimbursement policies may reduce reimbursement for our products. In addition, such third-party payors may otherwise make the decision to reduce reimbursement of some or all our products or fail to cover some or all our products in such programs or assert that reimbursements were not in accordance with applicable requirements. For example, these decisions may be based on the price of our products or our current or former pricing practices and decisions. Any reduction or elimination of such reimbursement or coverage could result in a negative impact on the utilization of our products and, as a result, could have a material adverse effect on our business.
Managed care organizations and other third-party payors try to negotiate the pricing of medical services and products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generic products are often favored. The breadth of the products covered by formularies varies considerably from one managed care organization to another, and many formularies include alternative and competitive products for treatment of particular medical conditions. Failure to be included in such formularies or to achieve favorable formulary status may negatively impact the utilization and market share of our products. If our products are not included within an adequate number of formularies or adequate reimbursement levels are not provided, or if those policies increasingly favor generic products, this could have a material adverse effect on our business and results of operations or result in additional pricing pressure on our products.
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
In the EU, UK and some other international markets, the government provides healthcare at low cost to consumers and regulates pharmaceutical prices, patient eligibility and/or reimbursement levels to control costs for the government-sponsored healthcare system. These systems of price regulations may lead to inconsistent and lower prices. Within the EU and in other countries, the availability of our products in some markets at lower prices undermines our sales in other markets with higher prices. Additionally, certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, our inability to secure adequate prices in a particular country may also impair our ability to obtain acceptable prices in existing and potential new markets and may create the opportunity for third party cross-border trade. In addition to the impacts of these government-sponsored healthcare systems, in the EU, UK and other international markets, certain governmental agencies have or are considering enacting further measures to decrease the costs of providing healthcare, including government mandated price reductions and/or other forms of price controls, including retrospective “clawback” price reductions as a result of the changing healthcare landscape in those markets.
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
In addition, there have been executive orders, legislation, and legislative and regulatory proposals, including in connection with government programs such as Medicare, concerning drug prices and related issues. These include legislation promulgated by the IRA that enables the U.S. government to impose penalties if drug prices are increased at a rate faster than inflation, redesigns Medicare Part D benefits to shift a greater portion of the costs to manufacturers and allows for the U.S. government to set prices for certain drugs in Medicare. In January 2025, the CMS selected Xifaxan® 550 mg tablets as one of the medicines for the second round of negotiation of the drug price negotiation program as part of the IRA with an initial price applicability in 2027. On November 25, 2025, CMS published the negotiated price for Xifaxan® 550 mg tablets, which will become effective on January 1, 2027 and is expected to negatively impact revenues and operating results for Xifaxan® primarily in 2027 due to anticipated generic competition beginning in 2028. It is possible that other of our products could be selected in future years. The effect of reducing prices and reimbursement for certain of our products could significantly impact our business and consolidated results of operations.
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
The illegal distribution and sale of counterfeit versions of our products may reduce demand for our products or have a negative impact on the reputation of our products, which could have a material adverse effect on our business.
Third parties may illegally distribute and sell counterfeit versions of our products, which do not meet or adhere to the rigorous quality, safety, manufacturing, storage and handling standards and regulations that apply to our products. The prevalence of counterfeit products is a growing industry-wide issue due to the widespread use of the Internet, which has greatly facilitated the ease by which counterfeit products can be advertised, purchased and delivered. The discovery of safety or efficacy issues, adverse events or even death or personal injury associated with or caused by counterfeit products may be attributed to our products and may cause reputational harm to our products or the Company. We may not be able to detect or, if detected, prevent or prohibit the sale of such counterfeit products. As a result, the illegal sale or distribution of counterfeit products may negatively impact the demand for and sales of our products, which could have a material adverse effect on our business.
Our revenues and profits could be reduced by imports from countries where our products are available at lower prices.
Prices for our products are based on local market economics and competition and differ from country to country. Our sales in countries with relatively higher prices may be reduced if products can be imported into those or other countries from lower price markets. If this happens with our products, our revenues and profits may be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our policies regarding returns, allowances and chargebacks, and marketing programs adopted by wholesalers, may reduce our revenues in future fiscal periods.
We provide certain rebates, allowances, chargebacks and other credits to our customers with respect to certain of our products. For example, we make payments or give credits to certain wholesalers for the difference between the invoice price paid to us by our wholesaler customer for a particular product and the negotiated price that such wholesaler sells such products to its hospitals, group purchasing organizations, pharmacies or other retail customers. We also give certain of our customers credits on our products that such customers hold in inventory after we have decreased the WAC prices of such products, such credit being for the difference between the old and new price. In addition, we also implement and maintain returns policies, pursuant to which our customers may return product to us in certain circumstances in return for a credit. Although we establish reserves based on our prior experience, wholesaler data, then-current on-hand inventory, our best estimates of the impact that these policies may have in subsequent periods and certain other considerations, we cannot ensure that our reserves are adequate or that actual product returns, rebates, allowances and chargebacks will not exceed our estimates, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may experience declines in sales volumes or prices of certain of our products as the result of the concentration of sales to wholesalers and the continuing trend towards consolidation of such wholesalers and other customer groups and this could have a material adverse effect on our business.
For certain of our products, a significant portion of our sales are to a relatively small number of customers. If our relationship with one or more of such customers is disrupted or changes adversely or if one or more of such customers experience financial difficulty or other material adverse changes in their businesses, it could materially and adversely affect our sales and financial results, which could have a material adverse effect on our business.
In addition, wholesalers and retail drug chains have undergone, and are continuing to undergo, significant consolidation. This consolidation may result in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our business. The result of these developments could have a material adverse effect on our business.
We have entered into distribution agreements and fulfillment arrangements with other companies to distribute certain of our products at supply prices based on net sales. Declines in the pricing and/or volume, over which we have no or limited control, of such products, and therefore the amounts paid to us, could have a material adverse effect on our business.

Certain of our products are the subject of third-party distribution or sublicense agreements, pursuant to which we may manufacture and sell products to other companies, which distribute such products in return for a royalty or a supply price, in both cases which are often based on net sales. Our ability to control pricing and volume of these products may be limited and, in some cases, these companies make all distribution and pricing decisions independently of us. If the pricing or volume of such products declines, our revenues would be adversely impacted which could have a material adverse effect on our business.
In addition, the success of our fulfillment arrangements with Walgreen Co. and our dermatology cash-pay prescription program is subject to various risks, including market acceptance of, or market reaction to, such arrangements (including by customers, doctors, patients, pharmacy benefit managers, third-party payors and governmental agencies), and the continued compliance of such arrangements with applicable laws. Any failure of these arrangements to achieve market acceptance or any non-compliance with applicable laws could have a material adverse effect on our business.
Risks Relating to the International Scope of our Business
Our business is subject to risks arising from the international scope of our operations, any of which could have a material adverse effect on our business.
We conduct a significant portion of our business outside the U.S. and Canada and may, in the future, expand our operations into new countries, including emerging markets. We sell our pharmaceutical and medical device products in many countries around the world. All of our foreign operations are subject to risks inherent in conducting business abroad, including, among other things:
▪difficulties in coordinating and managing foreign operations, including ensuring that foreign operations comply with foreign laws as well as Canadian and U.S. laws applicable to Canadian companies with U.S. and foreign operations, such as export and sanctions laws and the FCPA, the CFPOA, and other applicable worldwide anti-bribery laws;
▪price and currency exchange controls;
▪restrictions on the repatriation of funds;
▪scarcity of hard currency, including the U.S. dollar, which may require a transfer or loan of funds to the operations in such countries, which they may not be able to repay on a timely basis;
▪political and economic instability;
▪ongoing uncertainties as a result of unrest, instability or changes in geopolitical conditions including military or political conflicts, such as those caused by the ongoing conflict between Russia and Ukraine, and the conflict in the Middle East involving Israel, Hamas and other countries and militant groups and related unrest in the region (the potential escalation or geographic expansion of which could heighten other risks identified elsewhere in this “Risk Factors” section);
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
▪new export license requirements;
▪tariffs imposed (or proposed to be imposed) by the U.S. (including in respect of the countries and sectors in which we do business) and counter-tariffs or other retaliatory measures imposed (or that may be imposed) on the U.S. by other countries, disruptions to global supply chains and the potential results of these developments;
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

During 2025, the Trump administration imposed increased and new tariffs on various countries. Additional tariffs and other protective measures are being investigated and may also be imposed. Counter-tariffs and other retaliatory measures have been threatened and imposed on the United States by various countries. The United States has negotiated trade agreements with some countries on tariff matters and negotiations with others are ongoing. These tariffs and counter-tariffs have had and may continue to have an impact on some of the countries in and with which we do business and some of the sectors in which we are engaged. While we believe we will be able to mitigate some of the impact of these tariffs, counter-tariffs and other trade restrictions through the use of certain levers and other actions, these measures may not be successful in mitigating all of the impacts of these tariffs and other trade matters.
In addition, continued support for protectionism and rapidly escalating anti-globalization sentiment in the United States and other countries may slow global growth. In particular, a protracted and wide-ranging trade conflict between the United States and its trading partners, or the imposition of tariffs or other trade protection measures by any such partner in any other context, could adversely affect global economic growth. Concerns also remain around the social, political and economic impacts of the changing political landscape in Europe and other regions. Broader geopolitical tensions remain high amongst the United States, Russia, Ukraine, China, Venezuela and other parts of South America and across the Middle East as well as between the U.S. and other members of NATO.
Given the international scope of our operations, any of the above factors, including sanctions, export controls, tariffs, and/or retaliatory tariffs, trade wars and other governmental actions, could have a material adverse effect on our business.
Similarly, adverse economic conditions impacting our customers in these countries or uncertainty about global economic conditions could cause purchases of our products to decline, which would adversely affect our revenues and operating results. In addition, accelerating rates of inflation may continue in the near future and have resulted, and may continue to result, in increased costs of labor, raw materials, other supplies and freight and distribution costs, among others. For the pharmaceutical industry and the healthcare systems in the markets in which we participate, the pricing dynamics of our products generally does not provide the opportunity to pass on such costs to customers. Inflation may also result in higher interest rates and increased costs of capital. Moreover, our projected revenues and operating results are based on assumptions concerning certain levels of customer spending. Any failure to attain our projected revenues and operating results as a result of adverse economic or market conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
As a result of the ongoing conflict between Russia and Ukraine, the current and any future responses by the global community to such conflict and any counter responses by the Russian government or other entities or individuals, and the potential expansion of the conflict to other countries, we may continue to experience an adverse impact on our business.
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
Our revenues attributable to Russia, Ukraine and Belarus for 2025, 2024 and 2023 were approximately 2% of our total revenues each year. The conflict between Ukraine and Russia has impacted our business in the region, and we are continuously monitoring developments to assess any potential future impact that may arise. Given the nature of our products, we do not believe that the current sanctions and other measures imposed by the United States and other countries preclude us from conducting business in the region. However, we anticipate that the ongoing conflict in this region and the sanctions and other actions by the global community in response may continue to hinder our ability to conduct business with customers and vendors in this region, including disruption and delays in the supply of our products to our customers, decreased demand for our products, and difficulties in collecting receivables from such customers in Russia, Ukraine and Belarus as a result of the conflict and invasion. Furthermore, if the sanctions and other retaliatory measures imposed by the global community change, we may be required to cease or suspend our operations in the region or, should the conflict worsen, we may voluntarily elect to do so. For example, the former Biden administration imposed U.S. sanctions and export controls against Russia in response to the ongoing war. These sanctions have impacted our ability to distribute our Solta medical device products to Russia. The Trump administration has extended the sanctions imposed by the former Biden administration and has also indicated that it may impose additional sanctions against Russia and/or secondary sanctions against countries doing business with Russia if negotiations are not progressed respecting a ceasefire or possible end to the conflict in Ukraine. In addition, the European Union (“EU”) has also imposed several rounds of sanctions against Russia. We have obtained licenses where required, for services provided to Russia from the EU and from the relevant EU member states. We cannot guarantee that we will be able to obtain licenses or other governmental authorizations for any future sanctions or export controls that may be imposed.
We cannot provide assurance that current sanctions or potential future changes in these sanctions or other measures will not have a material impact on our operations in Russia, Ukraine and Belarus. The disruption to, or suspension of, our business and operations in Russia, Ukraine and Belarus would adversely impact our business, financial condition, cash flows and results of operations in this region which may, in turn, materially adversely impact our overall business, financial condition, cash flows and results of operations, which impact could be material, and could cause the market value of our securities to decline. Finally, we are also subject to risks if exchange controls were to be imposed that would limit the repatriation of profits from our operations in Russia. While we do not rely on profits or dividends from our Russian operations to fund our debt repayment or other business activities generally, as our operations from Russia primarily involve the sale of products purchased from our affiliates located outside of Russia, any exchange controls that would limit the purchase of or payment for products or goods from outside of Russia may have an adverse impact on our operations in Russia or the way we conduct business in Russia.
While the precise effects of the ongoing military conflict and sanctions on the Russian and global economies remain uncertain, they have already resulted in significant volatility in financial markets and depreciation of the Russian ruble and the Ukrainian hryvnia against the U.S. dollar, as well as in an increase in energy and commodity prices globally. Other economic and security consequences include, but are not limited to, supply shortages of different kinds, further increases in prices of commodities, reduced consumer purchasing power, significant disruptions in logistics infrastructure, telecommunications services, and risks relating to the unavailability of information technology systems and infrastructure.
In addition, as a result of the ongoing conflict between Russia and Ukraine, we may experience other risks, difficulties and challenges in the way we conduct our business and operations generally, including cybersecurity attacks perpetrated by Russia or others at its direction in response to economic sanctions and other actions taken against Russia as a result of its invasion of Ukraine. We have taken action to consolidate network traffic from Russia and Belarus through a single point, which is designed to allow us to more closely inspect that traffic and quickly and efficiently disconnect the region from our corporate network if required. At this time, to the best of our knowledge, we do not believe we have experienced any cyberattacks that are related to the conflict between Russia and Ukraine. Although we have taken steps to enhance our protections against such attacks, there can be no assurance that we will promptly detect and address any such disruption or security breach, if at all. In addition, as a result of the risk of collectability of receivables from our customers in Russia, Belarus and Ukraine, we may be required to adjust our accounting practices relating to revenue recognition in this region, with the result that we may not be able to recognize revenue from these customers until collected. We may also suffer reputational harm as a result of our continued operations in Russia. Finally, we have one global clinical trial involving Russia, Ukraine and Belarus with patients enrolled. We continue to support the existing patients, but have no plans to enroll new patients at this time. Plans for any additional trials involving Russia, Ukraine and Belarus have been postponed.
The continuation of the conflict between Russia and Ukraine, any escalation of that conflict, and the financial and economic sanctions and import and/or export controls imposed on Russia by the U.S., the UK, the EU, Canada and others, and the above-mentioned adverse effect on our operations (both in this region and generally) and on the wider global economy and market conditions could, in turn, have a material adverse impact on our business.
Our business could be adversely affected by disruptions in the global economy caused by the ongoing conflict in the Middle East between Israel, Hamas and other countries and militant groups in the region.
The global economy has been negatively impacted by the military conflict in the Middle East between Israel, Hamas and other countries and militant groups in the region. With uncertainty surrounding the success of the recent ceasefire, there could be an expansion of the countries involved, which could lead to significant detrimental effects to the global economy. Although we do not have significant customers or suppliers in the Middle East region, we do have customers and suppliers in surrounding regions which may be affected. Further escalation of the conflict in the Middle East and geopolitical tensions related to such military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyber-

attacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business. The effects of the ongoing conflict could heighten many of our known risks described in these “Risk Factors.”
Risks Relating to Information Technology
We have become increasingly dependent on information technology systems and infrastructure and any breakdown, interruption, breach or other compromise of our or our third-party service providers’ information technology systems could compromise sensitive information related to our business or prevent us from accessing critical information and subject us to liability or interrupt the operation of our business, which could have a material adverse effect on our business.
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
We and our suppliers, partners, customers and vendors have experienced, and may continue to experience cybersecurity incidents. For example, although to date we have not experienced any event that we determined to be a material incident or interruption, we have been subject to system breaches and account compromises in the past within our information technology systems and within those of third-party platforms and providers that we utilize. While we attempt to take appropriate security and cybersecurity measures to protect our information technology systems and infrastructure (including any trade secrets, confidential or other sensitive information) and to prevent and detect breakdowns, unauthorized breaches and cyber-attacks, we cannot guarantee that such measures will be successful and that breakdowns and breaches of, or attacks on, our systems and data, or those of third parties upon which we rely, will be prevented. Such breakdowns and breaches of, or attacks on, our systems and infrastructure, or the public perception that we or any third party upon which we rely have suffered a cybersecurity incident or breakdown, may cause business interruption and could have a material adverse effect on our business, damage our reputation with customers, employees and third parties with whom we do business and cause the market value of our securities to decline, and we may suffer financial damage or other loss, including fines or criminal penalties or may be subject to litigation, including potentially class action lawsuits because of lost or misappropriated information.

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
Any of the foregoing could have a material adverse effect on our business.
We utilize artificial intelligence, which could expose us to liability or could have a material adverse effect on our business and financial condition.
We utilize proprietary and third party artificial intelligence (“AI”) in various aspects of our business and operations, and may continue to do so in the future. There may be significant risks involved in utilizing AI and no assurance can be provided that our use will enhance our business and operations or produce the intended results. For example, AI algorithms may be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable. If the AI solutions that we create or obtain from third parties are deficient, inaccurate or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results. In addition, regulation of AI is rapidly evolving worldwide and AI and its uses are subject to a variety of laws and regulations, including intellectual property, privacy, data protection and information security, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. For example, several laws have been enacted at the U.S. state level that regulate the development and deployment of AI platforms and systems. Although there are no U.S. federal laws specifically governing AI development and use, federal agencies in the United States are applying existing laws to address AI-related risks. An Executive Order issued in December 2025 seeks to establish uniform federal standards and challenge state laws that regulate AI. In addition, regulators in the United States, the United Kingdom, Canada, and other jurisdictions are developing new guidance or binding rules applicable to AI systems, including algorithmic accountability, explainability, dataset quality, and restrictions on certain high‑risk uses of AI. We have internal governance processes designed to monitor such developments and to promote compliance with applicable AI‑related legal and regulatory requirements. In the EU, we are also subject to the European Union Artificial Intelligence Act (the “EU AI Act”), regulating development and deployment of AI systems. The EU AI Act applies to both public and private actors inside and outside of the EU as long as the AI system is placed on the EU market, or its use has an impact on people located in the EU.
We may not be able to anticipate how to respond to these rapidly evolving laws and regulations, and we may need to expend resources to adjust our use of AI in certain jurisdictions if the legal and regulatory frameworks are inconsistent across jurisdictions. In addition, these laws and regulations could have significant effects on our Company and require us to change our AI practices and incur substantial costs and expenses in order to comply. In addition, the use of AI may subject us to new or heightened ethical or other challenges. Conversely, if we are unable or unwilling to adopt AI technologies in our business and operations, we may face competitive risks from our peers, who are utilizing these technologies, which in turn could adversely impact our business, financial condition, cash flows and results of operations.
Risks Relating to Specific Legislation and Regulations
We are subject to various laws and regulations, including “fraud and abuse” laws, anti-bribery laws, environmental laws and privacy and security laws, and a failure to comply with such laws and related regulations or prevail in any litigation related to noncompliance could have a material adverse effect on our business.
Pharmaceutical and medical device companies have faced lawsuits and investigations pertaining to violations of health care “fraud and abuse” laws, such as the federal False Claims Act, the federal Anti-Kickback Statute and other state and federal laws and regulations. Pharmaceutical and medical device companies have been prosecuted or faced civil liability under these laws for a variety of alleged promotional and marketing activities, including engaging in off-label promotion that caused claims to be submitted for non-covered off-label uses. See Item 1. “Business — Government Regulations” of this Form 10-K. If we are in violation of any of these requirements or any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, this could have a significant impact on our business, including the imposition of significant criminal and civil fines and penalties, exclusion from federal health care programs or other sanctions, including consent orders or corporate integrity agreements.
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
Our policies mandate compliance with anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices or may require us to interact with doctors and hospitals, some of which may be state controlled, in a manner that is different than in the U.S. and Canada. We cannot provide assurance that our internal control policies and procedures will protect us from reckless or criminal acts committed by our employees, consultants, distributors, third party contractors or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in criminal or civil penalties or remedial measures, any of which could have a material adverse effect on our business.
We are also subject to various state, federal and international laws and regulations governing the collection, transmission, dissemination, use, privacy, confidentiality, security, retention, availability, integrity and other processing of health-related and other sensitive and personal information, including HIPAA and CCPA. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we may be subject. For instance, the California Privacy Rights Act (“CPRA”) which was passed in November 2020 and took effect on January 1, 2023, maintains the core framework of the CCPA, while also making a number of substantive changes. We are also subject to various state and federal rules and laws governing cybersecurity risks and incidents, including an SEC rule relating to disclosure of material cybersecurity incidents and risks and state laws regarding notification of data breaches. Since these data security regimes are evolving, uncertain and complex, especially for a global business such as ours, we will need to update or enhance our compliance measures from time to time and these updates or enhancements will require further implementation costs. Any failure, or perceived failure, by us to comply with current and future regulatory or customer-driven privacy, data protection, and information security requirements, or to prevent or mitigate security breaches, cyberattacks, or improper access to, use of, or disclosure of data, or any security issues or cyber-attacks affecting our business, could result in significant liability, costs (including the costs of mitigation and recovery), a material loss of revenue resulting from the adverse impact on its reputation and brand, loss of proprietary information and data, disruption to its business and relationships, and diminished ability to retain or attract customers and business partners. Such events may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity, and could cause customers and business partners to lose trust in us, which could have an adverse effect on our reputation and business.
Internationally, laws and regulations in many jurisdictions apply broadly to health-related and other sensitive and personal information, including the EU’s GDPR, and the UK’s General Data Protection Regulation (“UK GDPR”), which, together with national legislation, regulations and guidelines of the EU member states and the UK governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze, store, transfer and otherwise process personal data, including health data from clinical trials and adverse event reporting. These laws and regulations could limit our ability to collect, use and share data, and could cause our compliance costs to increase, and ultimately could have an adverse impact on our business and financial condition.
In the EU, we are also subject to the new European Union Artificial Intelligence Act (the “EU AI Act”), regulating development and deployment of AI systems. In the context of the European Strategy for Data, we may also be subject to the European Union’s Data Act. In addition, in China, the Personal Information Protection Law (the “PIPL”) provides for very specific administrative requirements and security controls when transferring personal data outside the Peoples Republic of China. We are also subject to Canada’s federal Personal Information Protection and Electronic Documents Act and substantially similar equivalents at the provincial level with respect to the collection, use and disclosure of personal information in Canada.
The regulatory framework for data privacy, data security and data transfers worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Complying with all of these laws and regulations involves costs to our business, and failure to comply with these laws and regulations can result in the imposition of significant civil and criminal penalties, as well as litigation, all of which could have a material adverse effect on our business. For more information regarding applicable data privacy and security laws and regulations, see Item 1. “Business — Government Regulations” of this Form 10-K.

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
The Trump administration has signed many executive orders on a range of issues, including with respect to diversity, equity, inclusion and accessibility programs, policies and related issues, tariffs and other trade protection measures, environmental and energy-related matters, regulation of artificial intelligence and review of existing legislation and regulations (such as the FCPA and IRA). Additional executive orders are anticipated. In addition, these executive orders may inform future legislative reform. We are in the process of monitoring and assessing these executive orders and what, if any, impact they will have on our business and operations, but such impact could have a material adverse effect on our business.
Legislative or regulatory reform of the health care system may affect our ability to sell our products profitably and could have a material adverse effect on our business.
In the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could impact our ability to sell our products profitably, including the OBBBA and the IRA.
Legislation promulgated by the IRA enables the U.S. government to impose penalties if drug prices are increased at a rate faster than inflation, redesigns Medicare Part D benefits to shift a greater portion of the costs to manufacturers and allows for the U.S. government to set prices for certain drugs in Medicare. In January 2025, the CMS selected Xifaxan® 550 mg tablets as one of the medicines for the second round of negotiation of the drug price negotiation program as part of the IRA with an initial price applicability in 2027. The Company’s negotiations with CMS have concluded, and CMS published the negotiated maximum fair prices on November 25, 2025. The negotiated price for Xifaxan® will become effective on January 1, 2027. It is possible that other of our products could be selected in future years. These negotiations could, among other things, accelerate revenue erosion prior to the expiration of intellectual property protections. The effect of reducing prices and reimbursement for certain of our products could significantly impact our business and consolidated results of operations.
There have been prior efforts in Congress to amend or replace the IRA and it is possible that there could be new efforts to make changes to this legislation. We cannot predict what those changes will be or when they will take effect, and we could face additional risks arising from such changes. Because of this continued uncertainty, including the potential for further legal challenges or repeal of that legislation, we cannot quantify or predict with any certainty the likely impact of this legislation or its repeal on our business model, prospects, financial condition or results of operations, in particular on the pricing, coverage or reimbursement of any of our product candidates that may receive marketing approval. Additionally, policy efforts designed specifically to reduce patient out-of-pocket costs for medicines could result in new mandatory rebates and discounts or other pricing restrictions. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the health care delivery system. We cannot provide assurance as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation.
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
The Health Care Reform Act and further changes to health care laws or regulatory framework that reduce our revenues or increase our costs could also have a material adverse effect on our business.
We are subject to a broad range of environmental laws and regulations and may be subject to environmental remediation obligations under such safety and related laws and regulations. The impact of these obligations and the Company’s ability to respond effectively to them may have a material adverse effect on our business.
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
In recent years, legislation and regulation related to environmental protection have become increasingly stringent. Such legislation and regulations are complex and constantly changing. There is a growing focus on environmental impact of self-care products, their ingredients, components, packaging, manufacturing and disposal. This focus could lead to new requirements and restrictions in the coming years across all product categories. In particular, legislation and regulation relating to climate change, sustainability and product stewardship including greenhouse gas emissions, are at various stages of consideration and implementation. As noted above, given the Trump administration’s executive orders, additional proposed changes to such legislation and regulations are also anticipated. Future events, such as changes in existing laws or regulations or the enforcement thereof or the discovery of contamination at our facilities may, among other things, require us to install additional controls for certain of our emission sources, undertake changes in our manufacturing processes, remediate soil or groundwater contamination at facilities where such cleanup is not currently required, take action to address social expectations or concerns arising from or relating to such changes and our response to such changes or adversely impact our suppliers. These impacts may be significant and could have a material adverse effect on our business.
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
Other Risks
If we fail to maintain adequate internal controls, our business, financial condition, results of operations, cash flows and/or the market value of our securities may be adversely affected.
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
Our business and operations could be negatively affected by shareholder activism, which could cause us to incur significant expenses, hinder execution of our business strategy and impact the market value of our securities.
In recent years, shareholder activism involving corporate governance, fiduciary duties of directors and officers, strategic direction and operations has become increasingly prevalent.
The Company has experienced shareholder activism in the recent past and may become subject to it again in the future, which may create a significant distraction for our management and employees. This could negatively impact our ability to execute our business plans (including the full B+L Separation) and may require our management to expend significant time, resources and costs, including legal fees and other expenses incurred in connection with any proxy contest that may result from any such shareholder activism. Furthermore, when individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders and could lead us to adopt other plans that we cannot predict and which could focus on short-term benefits with longer-term costs or that may not be in the best interests of the Company. Such shareholder activism may also create uncertainties with respect to our financial position and operations, may adversely affect our ability to attract and retain key employees and may result in loss of potential business opportunities with our current and potential customers and business partners, any of which could have a material adverse effect on our business. In addition, such shareholder activism may cause significant fluctuations in the market value of our securities based on temporary or speculative market perceptions, uncertainties or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business. While we will remain responsive to shareholder demands, there is no assurance that we will achieve their objectives, or that doing so will decrease the likelihood of activist shareholder engagement in the future.
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
For example, for 2025, 2024 and 2023, we recognized impairments to finite-lived intangible assets of $8 million, $29 million and $54 million, respectively. These asset impairments were primarily attributable to revisions in sales forecasts associated with discontinuances, generic competition and other market forces. In addition to impairments to finite-lived intangible assets, for 2024 there was no impairment to goodwill. For 2025 and 2023, we recognized $145 million and $493 million in impairments to goodwill, respectively. These impairments to goodwill were primarily the result of revisions to our long-term forecasts as well as increases in market interest rates which resulted in higher discount rates used in the impairment analysis for the reporting units due to changing business dynamics and market conditions. If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future. For example, in January 2026, we received the results for the double-blind Phase 3 clinical trials for two global RED-C clinical programs evaluating amorphous-rifaximin SSD for the primary prevention of hepatic encephalopathy in adults with liver cirrhosis. While the treatment was safe and well-tolerated, the clinical trials did not meet their primary endpoints. As a result of these clinical trial outcomes, we performed a preliminary quantitative goodwill analysis as of January 22, 2026 for the Salix reporting unit using revised forecasts, an updated discount rate, and a new long-term growth rate that reflect the Phase 3 clinical trial results. We anticipate recognizing an impairment charge of approximately $1,400 million for the Salix reporting unit in the first quarter of 2026.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our audited Consolidated Financial Statements included elsewhere in this Form 10-K for further information on these impairment charges.
Events giving rise to impairment are difficult to predict, including the uncertainties associated with the launch of new products, and are an inherent risk in the pharmaceutical and medical device industries. As a result of the significance of goodwill and intangible assets, our financial condition and results of operations in a future period could be negatively impacted should such an impairment of goodwill or intangible assets occur. We may be required to take additional impairment charges in the future and such impairment charges may be material.
The Company’s ability to effectively monitor and respond to the rapid, diverging and ongoing developments and expectations relating to ESG matters, including related social and regulatory expectations and concerns, have imposed (and may continue to impose) unexpected costs on the Company and/or may result in legal, operational, reputational or other harm to the Company that could have a material adverse effect on our business.
There are rapid, diverging and ongoing developments and regulations and changing expectations relating to ESG matters and factors such as the impact of our operations on climate change, water and waste management, our practices relating to corporate diversity initiatives, sustainability and product stewardship, product safety, access to health care and affordable drugs, management of business ethics and human capital development, which may result in increased regulatory, social, investor or other scrutiny on us. Several regimes impose significant disclosure, governance, due diligence and other requirements, accompanied by potentially significant monetary penalties for non-compliance. In addition, we face increasingly diverging expectations and demands from our stakeholders, including investors, lenders, employees and regulators on these topics, and jurisdictions in which we operate have adopted or proposed differing or conflicting laws, regulations or policies on these topics. If we are not able to adequately recognize and respond to such developments and stakeholder expectations, including with respect to ESG matters, we may become subject to additional legal or regulatory risk, face increased social, investor or other scrutiny, incur unexpected costs or experience damage to the reputation of the Company or its various brands with governments, customers, employees, investors, third parties and the communities in which we operate, in each case that could have a material adverse effect on our business and could cause the market value of our securities to decline.
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
•protracted and wide-ranging trade conflicts, including between the United States, China, Canada, Mexico, the EU and others;
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
As a result, quarter-to-quarter comparisons of results from operations, or any other similar period-to-period comparisons, may not be reliable indicators of our future performance. In any quarterly period, our results may be below the expectations of market analysts and investors, which could cause the market value of our securities to decline.
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Risk Management and Strategy
We have established a formal set of policies and procedures to identify, assess, manage and report on material risks derived from cybersecurity threats and vulnerabilities, codified in the Bausch Health Cybersecurity Program (the “Program”). The purpose of the Program is to deploy a comprehensive framework designed to reasonably protect our information assets, systems, and networks from potential threats, and to enable a prompt response to cybersecurity events and, if necessary, recovery from cyber-attacks using a combination of risk management and cybersecurity frameworks.
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
Impact of cybersecurity risks on business strategy, results of operations or financial condition
While as of the date of this Form 10-K, there have been no cybersecurity incidents that have materially affected, or are likely to materially affect the Company’s business strategy, results of operations or financial condition, we have experienced cybersecurity incidents from time to time, and any future incidents have the potential to have a material adverse effect on our business strategy, results of operations and/or financial condition. Please refer to “Risk Factors— Risks Relating to Information Technology—We have become increasingly dependent on information technology systems and infrastructure and any breakdown, interruption, breach or other compromise of our or our third-party service providers’ information technology systems could compromise sensitive information related to our business or prevent us from accessing critical information and subject us to liability or interrupt the operation of our business, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.” under Item 1A. of this Form 10-K for additional description of cybersecurity risks and potential related impacts on our Company.
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

Item 2.    Properties
We own and lease a number of properties. Our headquarters and one of our manufacturing facilities are located in Laval, Quebec with an administrative office shared with Bausch + Lomb in Bridgewater, New Jersey. We own several manufacturing facilities throughout the U.S. We also own or have an interest in manufacturing plants or other properties outside the U.S., including in Canada, Mexico, and certain countries in Europe, Asia and South America.
Our facilities in aggregate are approximately 10 million square feet. We consider our facilities to be in satisfactory condition, suitable for their intended use and sufficient to conduct our operations. Our administrative, marketing, research/laboratory, distribution and warehousing facilities are located in various parts of the world. We co-locate our R&D activities with our manufacturing at the plant level in a number of facilities. Our scientists, engineers, quality assurance/quality control professionals and manufacturing technicians work side-by-side in designing and manufacturing products that fit the needs and requirements of our customers, regulators and business units.
Item 3.    Legal Proceedings
See Note 21, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements for details on legal proceedings.
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
Holders
The approximate number of holders of record of our common shares as of February 13, 2026 was 1,737.

Performance Graph
The following performance graph compares the cumulative total return on a $100 investment on December 31, 2020, assuming reinvestment of all dividends, in: (i) our common shares, (ii) the S&P 500 Index, (iii) the S&P/TSX Composite Index and (iv) the NASDAQ Biotechnology Index.
Five Year Performance - Cumulative total return on a $100 investment on December 31, 2020

$250
$200
$150
$100
$50
$0
12/20
12/21
12/22
12/23
12/24
12/25
Bausch Health Companies Inc
S&P 500
S&P/TSX Composite
NASDAQ Biotechnology

	As of December 31,
	2020	2021	2022	2023	2024	2025
Bausch Health Companies Inc.	$100	$133	$30	$39	$39	$33
S&P 500	$100	$129	$105	$133	$166	$196
S&P/TSX Composite	$100	$125	$118	$132	$160	$211
NASDAQ Biotechnology	$100	$100	$90	$94	$93	$128
Dividends
No dividends were declared or paid in 2025, 2024 or 2023. While our Board of Directors will review our dividend policy periodically, we currently do not intend to pay any cash dividends in the foreseeable future. In addition, our 2025 Credit Agreement and indentures include restrictions on the payment of dividends. See Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements for further details regarding these restrictions.
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
Securities Authorized for Issuance under Equity Compensation Plans
Information required under this Item will be included in our definitive proxy statement for the 2026 Annual Meeting of Shareholders expected to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K (the “2026 Proxy Statement”), and such required information is incorporated herein by reference.
Purchases of Equity Securities by the Company and Affiliated Purchases
There were no purchases of equity securities by the Company during the fourth quarter of the year ended December 31, 2025.
Item 6.    Reserved

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through February 18, 2026 and should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto included elsewhere in this Form 10-K. The following section generally discusses 2025 and 2024 items and comparisons between 2025 and 2024. Discussions of 2023 items and comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 19, 2025. All currency amounts are expressed in U.S. dollars, unless otherwise noted.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and forward-looking information within the meaning of applicable Canadian securities laws (collectively, “forward-looking statements”). Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “strive”, “ongoing”, “likely”, “evolve”, “decrease” or “increase” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements.
These statements are based upon the current expectations and beliefs of management. Readers are cautioned that actual results may vary from those in the forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions relating to: (i) our ability to execute our business strategy, business plans and operational efficiency initiatives; (ii) demand for, competitive positioning of and pricing for our current and anticipated products and our ability to achieve expected revenues, margins and expense levels; (iii) the successful development, regulatory approval, manufacture and timing of launches and commercialization of pipeline and other products; (iv) the completion, timing, integration and expected benefits of acquisitions and other strategic transactions (including the acquisition of DURECT Corporation (“DURECT”)) and the planned separation of our eye health business consisting of our Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals businesses on anticipated terms, timing and costs; (v) the scope, duration and financial and operational impact of product quality matters; (vi) the continued availability and performance of key third‑party distribution, fulfillment and other arrangements and the stability of global supply chains; (vii) the continuation of patent protection and regulatory exclusivity for key products; (viii) the expected impacts of the Inflation Reduction Act (“IRA”), and the selection by the Centers for Medicare & Medicaid Services (“CMS”) of Xifaxan® for the second round of negotiation under the drug price negotiation program for initial price applicability in 2027 and the results thereof, and other healthcare reform measures and our ability to mitigate the impact thereof; (ix) our ability to generate cash flows and access liquidity to meet working capital needs, satisfy debt maturities as they become due, reduce debt levels and comply with financial and other covenants under our financing arrangements; (x) the expected scope and impact of tariffs, counter‑tariffs and other trade restrictions and the effectiveness of mitigation actions; (xi) macroeconomic and geopolitical conditions (including inflation, recessionary pressures, foreign currency exchange rates and interest rates), changes in tax laws and related guidance (including legislation referred to as the One Big Beautiful Bill Act (the “OBBBA”) and Organisation for Economic Co-operation and Development (“OECD”) related measures); (xii) the expected outcomes of litigation and other contingencies; and (xiii) the factors described under Item 1A. “Risk Factors” in this Form 10-K and in the Company’s other filings with the U.S. Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators (the “CSA”).
We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the factors referred to in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not exhaustive and should not be considered a complete statement of all potential risks and uncertainties. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the aforementioned factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Management’s Discussion and Analysis of Financial Condition and Results of Operations or to reflect actual outcomes, except as required by law.
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
We generated revenues for 2025, 2024 and 2023, of $10,266 million, $9,625 million and $8,757 million, respectively. Our portfolio of products falls into five reportable segments: (i) Salix, (ii) International, (iii) Solta Medical, (iv) Diversified and (v) Bausch + Lomb.
For additional discussion of our reportable segments, see the discussion in Item 1. “Business — Segment Information” and Note 23, “SEGMENT INFORMATION” to our audited Consolidated Financial Statements.
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, we announced our plan to separate our eye health business consisting of our Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals businesses into an independent publicly traded entity, Bausch + Lomb (the “B+L Separation”). On May 10, 2022, a wholly owned subsidiary of Bausch Health sold 35,000,000 common shares of Bausch + Lomb in the initial public offering of Bausch + Lomb. Bausch Health indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 88% of B+L’s outstanding common shares as of February 11, 2026. See Item 1. “Business— Separation of the Bausch + Lomb Eye Health Business” of this Form 10-K for more information on the B+L Separation.
We continue to believe that the B+L Separation, which may include the monetization of all or a portion of our ownership interest in Bausch + Lomb, the transfer of all or a portion of our remaining direct or indirect equity interest in Bausch + Lomb to our shareholders, or a combination thereof, makes strategic sense. The completion of the B+L Separation is subject to the achievement of targeted debt leverage ratios and the receipt of any applicable shareholder and other necessary approvals. We continue to evaluate all relevant factors and considerations related to the B+L Separation, including the Xifaxan® Generics Litigation (see “Xifaxan® Paragraph IV Proceedings” of Note 21, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements).
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
See Item 1A. “Risk Factors — Risks Relating to the B+L Separation” of this Form 10-K for additional risks relating to the B+L Separation.
Focus on Value and Core Businesses
We continue to execute on actions intended to bring out value in our Company. In line with this focus on our core businesses, we have: (i) made measurable progress in effectively managing our capital structure, including taking actions to reduce the principal balances or extend maturities of our long-term debt, (ii) directed capital allocation to drive growth within our core businesses, (iii) increased our efforts to improve patient access and (iv) continued to invest in sustainable growth drivers to position us for long-term growth.
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
Maturities and mandatory payments of our principal balances of debt obligations as of December 31, 2025 were as follows:

(in millions)	2026	2027	2028	2029	2030	Thereafter	Total
Total debt obligations	$58	$701	$4,240	$1,662	$4,118	$9,453	$20,232
See Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements and “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt” below for additional discussion of these matters. Cash requirements for future debt repayments including interest can be found in “— Liquidity and Capital Resources — Off-Balance Sheet Arrangements and Contractual Obligations.”
Managing Our Capital Structure in 2025
April 2025 Refinancing Transactions
On April 8, 2025, the Company and its indirect wholly-owned subsidiary, 1261229 B.C. Ltd., a company incorporated under the laws of British Columbia, Canada (“126NumberCo”), closed a series of transactions (the “April 2025 Refinancing Transactions”) whereby it: (i) entered into a credit agreement which provides for new senior secured credit facilities (the “2025 Credit Agreement”) consisting of a five-year senior secured revolving credit facility in an amount of $500 million due April 8, 2030 (the “2030 Revolving Credit Facility”) and a $3,000 million 5.5-year senior secured term loan B facility due October 8, 2030 (the “2030 Term Loan B Facility”, and together with the 2030 Revolving Credit Facility, the “2025 Senior Secured Credit Facilities”) and (ii) issued $4,400 million aggregate principal amount of 10.00% senior secured notes due April 15, 2032 (the “2032 Senior Secured Notes”).
The proceeds from the April 2025 Refinancing Transactions were used: (i) to repay in full and terminate the Company’s term loan facility (the “February 2027 Term Loan B Facility”), (ii) to redeem certain senior secured notes, certain unsecured notes and the 9.00% Senior Secured Notes due 2028 (the “9.00% Intermediate Holdco Secured Notes”), (iii) to pay related fees, premiums and expenses and (iv) for general corporate purposes.
The April 2025 Refinancing Transactions reduced our short-term cash requirements for debt service by extending approximately $6,870 million in aggregate debt maturities from the years 2025 through 2028 to the years 2030 through 2032.
August 2025 Repurchase Activity
In August 2025, we repurchased and retired our outstanding 9.25% Senior Unsecured Notes due April 2026 with an aggregate par value of approximately $602 million using cash on hand, for an aggregate cost of approximately $601 million (the “August 2025 Repurchase Activity”).
December 2025 Exchange
On December 26, 2025, the Company and 126NumberCo, completed offers to exchange (the “December 2025 Exchange”) $797 million aggregate principal amount of 4.875% Senior Secured Notes due in 2028 (the “June 2028 Senior Secured Notes”) and $886 million aggregate principal amount of 11.00% First Lien Secured Notes due in 2028 (the “11.00% First Lien Secured Notes”), for $1,600 million in aggregate principal amount of new 10.00% Senior Secured Notes due April 2032, which form a single series with the 2032 Senior Secured Notes issued in April 2025 which reduced the outstanding principal value of our debt by $83 million. In connection with the December 2025 Exchange, 26,495,472 common shares of Bausch + Lomb were transferred to 126NumberCo, which owns, in the aggregate, 211,963,893 common shares of Bausch + Lomb following such transfer.
The December 2025 Exchange reduced our short-term cash requirements for debt service by extending approximately $1,600 million in aggregate debt maturities from the year 2028 to the year 2032.
Accounts Receivable Credit Facility Termination
On June 30, 2023, certain subsidiaries of the Company entered into a Credit and Security Agreement (as amended, the “AR Facility Agreement”) with certain third-party lenders, providing for a non-recourse financing facility collateralized by certain accounts receivable originated by a wholly-owned subsidiary of the Company (the “AR Credit Facility”). The AR Facility Agreement provided for a maximum amount of up to $600 million, subject to certain borrowing base tests. On October 27, 2025, the outstanding amount of $300 million was repaid using cash on hand and the AR Credit Facility was terminated.
Defined terms used above but not defined in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are defined and discussed in Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements.
Bausch + Lomb June 2025 Refinancing Activity
On June 26, 2025, Bausch + Lomb entered into a third amendment to its credit agreement (the “B+L 2025 Credit Facility Amendment”; the B+L Original Credit Agreement, as amended by the B+L September 2023 Credit Facility Amendment, the B+L November 2024 Credit Facility Amendment and the B+L 2025 Credit Facility Amendment, the “B+L Amended Credit Agreement”), whereby Bausch + Lomb entered into an $800 million revolving credit facility maturing June 26, 2030 (subject to customary “springing” maturity provisions) (the “B+L 2030 Revolving Credit Facility”) and a new $2,325 million term B loan facility maturing January 15, 2031 (the “B+L January 2031 Term Loan B Facility”, and together with the B+L September 2028 Term Loan B Facility, the “B+L Term Facilities”; the B+L Term Facilities, together with the B+L 2030 Revolving Credit Facility, the “B+L Senior Secured Credit Facilities”) (these transactions together, the “B+L 2025 Refinancing Activity”).
On June 26, 2025, certain of Bausch + Lomb’s subsidiaries, Bausch + Lomb Netherlands B.V. and Bausch & Lomb Incorporated (the “B+L Issuers”), issued €675 million aggregate principal amount of Senior Secured Floating Rate Notes due January 2031 (the “B+L January 2031 Senior Secured Notes”). The proceeds from the B+L January 2031 Senior Secured Notes, along with the proceeds of the B+L January 2031 Term Loan B Facility, were used by Bausch + Lomb to: (i) repay in full, borrowings under the B+L May 2027 Revolving Credit Facility, (ii) refinance, in full, its outstanding term loans due 2027 and (iii) pay related fees and expenses.
The B+L 2025 Refinancing Activity reduced our short-term cash requirements for debt service by extending approximately $2,800 million in aggregate debt maturities from the year 2027 to the year 2031.
Bausch + Lomb January 2026 Credit Facility Amendment
In January 2026, Bausch + Lomb entered into a refinancing transaction to extend its maturities and lower its interest rates. The refinancing transaction consisted of entering into a term loan facility in the form of a refinancing amendment (the “B+L January 2026 Credit Facility Amendment”) to the existing B+L credit agreement, and consisted of $2,802 million of new term loans maturing on January 15, 2031 (the “B+L January 2031 Refinancing Term Facility”). The proceeds from the B+L January 2031 Refinancing Term Facility were used to refinance the B+L September 2028 Term Loan B Facility and the B+L January 2031 Term Loan B Facility.
The April 2025 Refinancing Transactions, August 2025 Repurchase Activity, December 2025 Exchange, repayment of the AR Credit Facility, B+L 2025 Refinancing Activity and B+L January 2031 Refinancing Term Facility provide us more flexibility to operate and allow us to more effectively allocate capital to initiatives that will strengthen our products and brands.
Managing Our Capital Structure in 2024
During January 2024 and May 2024, through a series of transactions we repurchased and retired outstanding senior unsecured notes with an aggregate par value of $555 million for approximately $530 million using cash on hand.
Managing Our Capital Structure in 2023
On September 29, 2023, Bausch + Lomb entered into a new term loan facility (“B+L September 2028 Term Loan B Facility”) of $500 million and issued new Senior Secured Notes (“B+L October 2028 Senior Secured Notes”) of $1,400 million to finance the $1,750 million upfront payment related to the acquisition of XIIDRA® and certain other ophthalmology assets from Novartis and associated acquisition-related transaction and financing costs (as discussed in “—Strategic Acquisitions” below).
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
Direct Capital Allocation to Drive Growth Within Our Core Businesses
Our capital allocation is also driven by our long-term growth strategies. We allocate resources to promote our core businesses globally through: (i) R&D investment, (ii) strategic licensing agreements and (iii) strategic acquisitions. We believe that the outcome of this process allows us to better drive value in our product portfolio and generate operational efficiencies.
R&D Investment
We search for new product opportunities through internal development and strategic licensing agreements, that, if successful, will allow us to leverage our commercial footprint, particularly our sales force, and supplement our existing product portfolio and address specific unmet needs in the market.
Our internal R&D organization focuses on the development of products through clinical trials. As of December 31, 2025, approximately 1,400 dedicated R&D and quality assurance employees in 25 R&D facilities were involved in our R&D efforts internally.
As of December 31, 2025, we had approximately 80 R&D projects in our pipeline. Certain core internal R&D projects that have received a significant portion of our R&D investment in current and prior periods are listed below.
Gastrointestinal
•Larsucosterol - In September 2025, we completed the acquisition of DURECT. Larsucosterol, DURECT’s lead drug candidate, has the potential to be the first FDA approved therapeutic option for AH patients. The FDA has granted a Breakthrough Therapy designation for this drug. A registrational Phase 3 program to evaluate the safety and efficacy of Larsucosterol for the treatment of patients with severe AH is planned to start in early 2026.
•Rifaximin - In January 2026, we received the results for the double-blind Phase 3 clinical trials for two global clinical programs evaluating our rifaximin soluble solid dispersion (“SSD”) formulation of rifaximin, known as rifaximin SSD-40IR, as part of our RED-C clinical trial program (“RED-C”). These trials were aimed to assess the drug’s ability to delay the first occurrence of overt hepatic encephalopathy (“OHE”) in patients with early decompensated liver cirrhosis. While safe and well-tolerated, both clinical trials failed to achieve their primary endpoint.
•Amiselimod (S1P modulator) - A Phase 2 study to evaluate Amiselimod (S1P modulator) for the treatment of mild to moderate ulcerative colitis was completed in 2024. In 2024, we met with the FDA for an end of Phase 2 meeting. We also met with the EU’s European Medicines Agency and Japan’s Pharmaceuticals and Medical Devices Agency. All regulatory feedback is currently under review.
Solta Medical
•Clear + Brilliant® Touch - The latest generation Clear + Brilliant® laser is designed to deliver a customized and more comprehensive skin resurfacing treatment protocol by providing patients of all ages and skin types the benefits of two wavelengths in one treatment. Approval has been received in major markets such as China and the U.S., as well as additional markets globally, supporting the ongoing globalization of Clear + Brilliant® Touch.
•Fraxel FTX® - The next generation Fraxel® is a fractionated laser device for skin resurfacing launched in the U.S. in April 2025 and received approval in Australia in December 2025.
•Thermage® FLX - A non-invasive, FDA-cleared skin tightening treatment designed to reduce wrinkles and rhytids, including those on the upper and lower eyelids. It uses radiofrequency energy to stimulate collagen production, resulting in tighter, more contoured skin. The device received Health Canada approval in April 2025.
Dermatology
•CABTREO® Topical Gel - The first and only FDA approved fixed-dose, triple-combination topical treatment for acne. CABTREO® Topical Gel was launched in the U.S. in the first quarter of 2024, in Canada in October 2024 and completed submission for approval to the European Medicines Agency of the EU.

Bausch + Lomb
•Lumify® Franchise – An OTC redness reliever eye drop that significantly reduces redness to help eyes look whiter and brighter. To date, Bausch + Lomb has launched and acquired the right to launch Lumify® in various countries. A new line extension formulation, Lumify® Preservative Free, was launched in the first quarter of 2025. In addition, Bausch + Lomb is in the process of initiating a Lumify® next generation clinical study, for which a Phase 3 study met all primary and secondary endpoints and for which an NDA submission is anticipated during the first half of 2026.
•Blink® Franchise – During June 2024, Bausch + Lomb expanded its OTC dry eye portfolio with the launch of Blink® NutriTears®, a clinically proven OTC supplement that targets the key root causes of dry eyes, promotes healthy tear production and provides noticeable relief of eye dryness symptoms. In June 2025, Bausch + Lomb began launching Blink® Nourish and Blink® Boost lubricating eye drops in the U.S. Bausch + Lomb is in the process of a preservative free lipid-based formulation for its Blink® Triple Care product, which is anticipated to launch in 2026.
•LuxLife® – Bausch + Lomb is expanding its portfolio of premium IOLs built on the “Lux” platform with the LuxLife® Trifocal IOL with two options, non-Toric and Toric for astigmatic patients. The European launch of this product is in process.
•Bausch + Lomb is expanding its portfolio of premium IOLs built on the enVista® platform with: enVista Aspire® monofocal and toric IOLs with Intermediate Optimized optics launched in the U.S. in October 2023, in Europe and Canada in 2025, enVista Envy® launched in Canada in June 2024, in the U.S. in November 2024 and in Europe in October 2025, and launches in Singapore and Hong Kong are expected and enVista BeyondTM extended depth of focus is anticipated to launch in the U.S. in 2027.
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
In December 2025, we completed the acquisition of Wuhan Shibo Zhenmei Technology Co., Ltd. (“Shibo Zhenmei”), consisting of the aesthetics distribution business of our full‑service distributor in China, the Shibo Group. Through this transaction, we assumed full responsibility for the distribution of Solta Medical’s entire product portfolio, including Thermage® FLX as well as other aesthetic devices, within the Chinese market.
In December 2025, Bausch + Lomb acquired certain manufacturing equipment, other assets and the assumption of a manufacturing facility lease in Mexico. The acquisition is expected to unlock manufacturing capacity and expand Bausch + Lomb’s margins.
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
In December 2024, Bausch + Lomb acquired Elios Vision, Inc., the developer of the ELIOS® procedure, the first clinically validated, minimally invasive glaucoma surgery procedure using an excimer laser. The U.S. submission of this product is anticipated in the first-half of 2026. This acquisition is expected to bolster Bausch + Lomb’s glaucoma treatment portfolio.
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
In January 2023, Bausch + Lomb acquired AcuFocus, Inc., an ophthalmic medical device company that has delivered breakthrough small aperture intraocular technology to address the diverse unmet needs in eye care. The IC-8 Apthera® IOL, was approved by the FDA in 2022 as the first and only small aperture non-toric EDOF IOL for certain cataract patients who have as much as 1.5 diopters of corneal astigmatism and wish to address presbyopia at the same time. This acquisition has enabled Bausch + Lomb to grow its portfolio of IOL offerings.
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

We believe that we have a well-established product portfolio that is diversified within our core businesses and provides a sustainable revenue stream to fund our operations. However, our future success is also dependent upon our ability to continually refresh our pipeline, to provide a rotation of product launches that meet new and changing demands and replace other products that have lost momentum. We believe we have a pipeline that not only provides for the next generation of our existing products but is also poised to bring new products to market.
Salix - We believe in our GI product portfolio and we have implemented initiatives, including increasing our marketing investment in Xifaxan®, to further capitalize on the value of the infrastructure we have built around these products to extend our market share. We have continued our investment in Xifaxan® DTC advertising and new sales force capabilities. In January 2026, we received the results for the double-blind Phase 3 clinical trials for two global RED-C clinical programs evaluating our rifaximin SSD formulation, designed to prevent overt hepatic encephalopathy and related complications in patients with early-stage liver cirrhosis. While safe and well-tolerated, both clinical trials did not meet the primary endpoint. We have also invested in developing our investigational oral drug Amiselimod (S1P modulator) for the treatment of moderate to severe ulcerative colitis. We have met with the FDA for an end of Phase 2 meeting, as well as with the EU’s European Medicines Agency and Japan’s Pharmaceuticals and Medical Devices Agency for Amiselimod (S1P modulator) for the treatment of moderate to severe ulcerative colitis. All regulatory feedback is currently under review.
International - Our International product portfolio includes our recently launched product, CABTREO® Topical Gel, a triple-combination topical treatment for acne. Our current focus is on expanding towards general practitioners (“GPs”) and strengthening awareness and education for both GPs and patients.
Solta Medical - More than 75% of our Solta Medical business revenue has historically come from consumables, which we believe results in a durable business model. We continue to invest in expanding our presence in key markets, such as the recent acquisition of our distributor partner in China, Shibo Zhenmei as discussed above. We are also broadening the reach of our DTC campaigns in the U.S., the expansion of Thermage® FLX which was approved by China’s National Medical Products Administration as a medical device in January 2024 and granted medical device license clearance by Health Canada in April 2025, and the strengthening of our sales force in North America, Asia and Europe. We received FDA approval of Fraxel FTX® in 2024 and launched in the U.S. in April 2025 at the American Society for Laser Medicine & Surgery.
Diversified - We continue to seek ways to bring out value in our promoted and nonpromoted products within our Diversified portfolio. In the first quarter of 2024, we launched CABTREO® Topical Gel in the U.S. adding to our established acne product portfolio.
Business Trends
In addition to the actions previously outlined, the events described below have affected and may affect our business trends. The matters discussed in this section contain forward-looking statements. Please see “INTRODUCTION” above for additional information.
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
In response to the investigation, Bausch + Lomb implemented enhanced inspection protocols for IOLs, as well as more explicit standards for how the monomers that make up its lenses are prepared by vendors. With these new processes in place, Bausch + Lomb returned to full production of all enVista IOLs and during the fourth quarter of 2025, enVista IOL sales reached their pre-recall levels.

Macroeconomic Matters
The Company is monitoring ongoing policy changes being made by the Trump administration and the responses to these policy changes by foreign governments, including those related to existing trade agreements, the actual or threatened imposition of new tariffs and non-tariff barriers, and amendments to existing tariffs, and the counter-duties, counter-tariffs and/or other counter-measures threatened or implemented in response by other countries, and the tensions between the U.S. and other members of NATO. Some of these policies have targeted countries in which we do business and sectors in which we do business, including pharmaceuticals. Given the international scope of our operations, any sanctions, export controls, tariffs, trade wars and other governmental actions, could have an adverse effect on our business, financial condition, cash flows and results of operations. Similarly, adverse economic conditions impacting our customers in these countries or uncertainty about global economic conditions could cause purchases of our products to decline, which would adversely affect our revenues and operating results.
See Item 1A. “Risk Factors” of this Form 10-K for additional information on the risks associated with tariffs.
Russia-Ukraine War
In February 2022, Russia invaded Ukraine. As military activity and sanctions against Russia and specific areas of Ukraine have continued, the war has continued to affect economic and global financial markets and placed further pressure on ongoing economic challenges, including issues such as inflation and global supply-chain disruption. The U.S., Canada, the EU and other jurisdictions have imposed sanctions and export controls against Russia in response to the ongoing war. To date, the challenges associated with the Russia-Ukraine war and ongoing sanctions have not had a material impact on our operations; although, we continue to review EU sanctions and are still assessing their impact on our operations.
Our revenues attributable to Russia, Ukraine and Belarus for 2025, 2024 and 2023 were approximately 2% of our total revenues each year. In addition, we do not have any research or manufacturing facilities in Russia, Ukraine or Belarus. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on our business.
For a further discussion of these and other risks relating to our international business, see Item 1A. “Risk Factors” of this Form 10-K.
Global Minimum Corporate Tax
On October 8, 2021, the OECD published a statement that outlined the key components of a two-pillar plan to address the tax challenges arising from the digitalisation of the economy, agreed by the OECD/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”), which includes 145 member jurisdictions. Under pillar one, a portion of the residual profits of multinational enterprise (“MNE”) groups with global turnover above €20 billion and a profit margin above 10% would be allocated to (and taxed in) market jurisdictions. Under pillar two, a global minimum corporate tax rate of 15% would apply to undertaxed profits of MNE groups with consolidated revenue of at least €750 million. Many jurisdictions in which the Company operates have adopted the global minimum tax provision of the OECD pillar two effective for tax years beginning in January 2024. On January 20, 2025, President Trump signed an executive order stating that the Global Tax Deal, including the OECD two-pillar plan, has no force and effect in the U.S. It further provides for the U.S. Treasury Secretary to develop options for responding to foreign countries’ tax rules that are extraterritorial in nature or that could disproportionately impact U.S. companies, with findings and recommendations to be delivered to the President. On June 28, 2025, the U.S. Department of the Treasury announced that an agreement was reached between the U.S. and other members of the Group of Seven major advanced economies (the “G7”). Under the terms of this agreement, the U.S. parented MNEs will be exempt from certain elements of pillar two. In January 2026, the OECD published the “side by side” arrangement package to implement this exclusion. See Item 1A “Risk Factors” of this Form 10-K for more information.
We have included the estimated impact of the Inclusive Framework, as currently adopted, in our tax provision beginning in 2024. While the estimated impact is not material, it is possible that the further implementation of the Inclusive Framework could have a material effect on our liability for corporate taxes or our consolidated tax rate in the future.
One Big Beautiful Bill Act
On July 4, 2025, President Trump signed into law the OBBBA. The effects of this legislation for the Company include extending and modifying certain key provisions of the Tax Cuts and Jobs Act enacted in December 2017 (both domestic and international). The corporate tax rate remains unchanged but bonus, depreciation and an adjustment to the interest limitation were retroactive to January 1, 2025. The OBBBA makes additional changes to international tax provisions, including substantive changes to existing Global Intangible Low Tax Income, foreign-derived intangible income, and base erosion and anti-abuse tax provisions. These changes are effective for taxable years after 2025. The impact of this legislation does not materially impact the current period nor do we expect it to have a material impact on our tax positions for future years.
Health Care Reform
The U.S. federal and state governments continue to propose and pass legislation designed to regulate the health care industry. Many of these changes focused on health care cost containment, which resulted in pricing pressures relating to the sales and reimbursements of health care products.
In August 2022, the IRA was signed into law, which among other matters made significant changes to how drugs are covered and paid for under the Medicare program, including imposing financial penalties if drug prices are increased at a rate faster than inflation, redesigning Medicare Part D benefits to shift a greater portion of the costs to manufacturers and allowing the U.S. government to set prices for certain drugs in Medicare. The IRA provides for (i) the U.S. government to set or “negotiate” prices for select high-cost Medicare Part D (beginning in 2026) and Medicare Part B drugs (beginning in 2028) that are more than nine years (for small-molecule drugs) or 13 years (for biological products) from their initial FDA approval, (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices increase faster than inflation beginning in 2022 for Medicare Part D and 2023 for Medicare Part B drugs and (iii) Medicare Part D redesign which replaced the current Part D Coverage Gap Discount Program and established a $2,000 cap for out-of-pocket limits costs for Medicare beneficiaries beginning in 2025, which has increased to $2,100 for 2026, with manufacturers being responsible for 10% of costs up to the $2,100 cap and 20% after that cap is reached. Although we have taken certain actions which we believe may mitigate any negative pricing impact, the reduction of prices or reimbursement levels for certain of our products could materially affect our business and consolidated results of operations and may accelerate revenue erosion prior to the expiration of intellectual property protections.
In January 2025, the CMS selected Xifaxan® for its drug price negotiation program as part of the IRA. There remains a possibility that additional products from our portfolio may be selected in subsequent years. After the Company completed negotiations with the CMS, the finalized maximum fair prices were announced publicly on November 25, 2025. The agreed price for Xifaxan® will take effect on January 1, 2027, and is projected to reduce revenue and operating results for Xifaxan® primarily in that year. As generic versions of Xifaxan® are expected to enter the market in 2028, the impact on our revenues and operating results is anticipated to be concentrated in 2027, and is not expected to have a substantial influence on our long-term business strategies or overall cash flow.
Although management continues to evaluate the potential impact of the IRA, the anticipated short-term impact is not expected to affect the recoverability or useful lives of our Xifaxan®-related intangible assets or the carrying value of Salix’s goodwill based on our most recent assessment.
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
Over the past several years, numerous legislative changes have caused the Company and other pharmaceutical manufacturers to re-evaluate participation in optional Federal programs.
In 2025, Bausch Health US, LLC (“BHUS”) ceased participation in two optional Federal drug pricing programs – the Medicaid Drug Rebate Program (“MDRP”) and the 340B Drug Pricing Program (“340B”). BHUS provided notice to the CMS and the Health Resources and Services Administration of the end of its participation in these programs effective September 30, 2025. Other Federal programs such as Medicare and the Federal Supply Schedule (supporting agencies such as the Department of Veterans Affairs and the Department of Defense) are not affected by this decision. We continue to evaluate the Company’s participation in government channels.
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
While the ultimate long-term outcome, including any impact on our business and consolidated results of operations, of discontinuing our participation in the MDRP and 340B is still being assessed, it did not negatively impact our results in 2025.

Generic Competition and Loss of Exclusivity
Certain of our products face the expiration of their patent or regulatory exclusivity in 2026 or in later years, following which we anticipate generic competition of these products. In addition, in certain cases, as a result of negotiated settlements of some of our patent infringement proceedings against generic competitors, we have granted licenses to such generic companies, which will permit them to enter the market with their generic products prior to the expiration of our applicable patent or regulatory exclusivity. Finally, for certain of our products that lost patent or regulatory exclusivity in prior years, we anticipate that generic competitors may launch in 2026 or in later years. Following a loss of exclusivity (“LOE”) of and/or generic competition for a product, we would anticipate that product sales for such product would decrease significantly shortly following the LOE or entry of a generic competitor. Where we have the rights, we may elect to launch an AG of such product (either ourselves or through a third-party) prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales; however, even with launch of an AG, the decline in product sales of such product would still be expected to be significant, and the effect on our future revenues could be material.
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
In addition, for a number of our products (including Xifaxan® 550 mg, Trulance®, Cabtreo® and Lumify® in the U.S), we have commenced (or anticipate commencing) and have (or may have) ongoing infringement proceedings against potential generic competitors in the U.S. If we are not successful in these proceedings, we may face increased generic competition for these products.
See Note 21, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements for further details regarding certain infringement proceedings.
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
We believe that we have a well-established product portfolio that is diversified within our core businesses. We also believe that we have a pipeline that not only provides for the next generation of our existing products, but also brings new solutions into the market.
See Item 1A. “Risk Factors” of this Form 10-K for additional information on our competition risks.

FINANCIAL PERFORMANCE HIGHLIGHTS
The following table provides financial performance highlights for the last two years:

	Years Ended December 31,		Change
(in millions, except per share data)	2025	2024	2024 to 2025
Revenues	$10,266	$9,625	$641
Operating income	$1,813	$1,546	$267
Income before income taxes	$367	$167	$200
Net income (loss)	$120	$(72)	$192
Net income (loss) attributable to Bausch Health Companies Inc.	$157	$(46)	$203
Earnings (loss) per share attributable to Bausch Health Companies Inc.
Basic	$0.42	$(0.13)	$0.55
Diluted	$0.42	$(0.13)	$0.55
A detailed discussion of the year-over-year changes of the Company’s 2024 results compared with that of 2023 can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 19, 2025.
Financial Performance
Summary of 2025 Compared with 2024
Revenues for 2025 and 2024 were $10,266 million and $9,625 million, respectively, an increase of $641 million, or 7%. The increase is attributable to growth in our Bausch + Lomb, Salix, Solta Medical and International segments driven by: (i) improved net realized pricing, (ii) higher volumes, (iii) the favorable impact of foreign currencies, (iv) the impact of divestitures and discontinuations and (v) incremental sales attributable to acquisitions.
Operating income was $1,813 million and $1,546 million for 2025 and 2024, respectively, and included non-cash charges for Depreciation and amortization of intangible assets of $1,208 million and $1,267 million, Asset impairments of $8 million and $29 million, Goodwill impairments of $145 million and $0 and Share-based compensation of $216 million and $150 million, respectively. The increase in our operating results of $267 million reflects, among other factors:
•an increase in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $418 million, primarily driven by the increase in revenues as previously discussed;
•an increase in Selling, general and administrative expenses of $142 million, primarily attributable to higher selling expenses and compensation costs, partially offset by a lower annual industry assessment fee;
•an increase in Goodwill impairments of $145 million, due to impairments to goodwill in our Generics reporting unit;
•a decrease in Asset impairments of $21 million; and
•a decrease in Other expense, net of $105 million, primarily attributable to: (i) lower provisions for certain legal matters during 2025 and (ii) lower Acquisition-related contingent consideration during 2025, partially offset by an increase in Acquired in-process research and development (“IPR&D”) costs primarily related to the acquisition of DURECT.
Income before income taxes for 2025 and 2024 was $367 million and $167 million, respectively, an increase in our results of $200 million. The change is primarily attributable to the increase in our operating results of $267 million, as previously discussed, and an increase in Gain on extinguishment of debt of $139 million, partially offset by an increase in interest expense of $216 million.
Net income attributable to Bausch Health for 2025 was $157 million as compared to Net loss attributable to Bausch Health for 2024 of $46 million, an increase in our results of $203 million, and is primarily attributable to a favorable change in our income before income taxes of $200 million, as previously discussed, and an unfavorable change in income taxes of $8 million.

RESULTS OF OPERATIONS
Our results for the years 2025 and 2024 were as follows:

	Years Ended December 31,		Change
(in millions)	2025	2024	2024 to 2025
Revenues
Product sales	$10,156	$9,518	$638
Other revenues	110	107	3
	10,266	9,625	641
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	2,949	2,729	220
Cost of other revenues	64	53	11
Selling, general and administrative	3,438	3,296	142
Research and development	629	616	13
Amortization of intangible assets	1,001	1,077	(76)
Goodwill impairments	145	—	145
Asset impairments	8	29	(21)
Restructuring, integration and separation costs	77	32	45
Other expense, net	142	247	(105)
	8,453	8,079	374
Operating income	1,813	1,546	267
Interest income	48	33	15
Interest expense	(1,604)	(1,388)	(216)
Gain on extinguishment of debt	162	23	139
Foreign exchange and other	(52)	(47)	(5)
Income before income taxes	367	167	200
Provision for income taxes	(247)	(239)	(8)
Net income (loss)	120	(72)	192
Net loss attributable to noncontrolling interest	37	26	11
Net income (loss) attributable to Bausch Health Companies Inc.	$157	$(46)	$203
2025 Compared with 2024
Revenues
The Company’s revenues are primarily generated from product sales, principally in the therapeutic areas of GI, neurology, dermatology and eye health, that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetic medical devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue primarily in the areas of dermatology and topical medication. Contract service revenue is derived primarily from contract manufacturing for third parties and is not material. See Note 23, “SEGMENT INFORMATION” to our audited Consolidated Financial Statements for the disaggregation of revenue which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by the economic factors of each category of customer contracts.
Our revenues were $10,266 million and $9,625 million for 2025 and 2024, respectively, an increase of $641 million, or 7%. The increase was primarily due to: (i) an increase in net realized pricing of $303 million, attributable to our Salix, Diversified, International and Solta Medical segments, (ii) an increase in volumes of $220 million, primarily attributable to our Bausch + Lomb, Solta Medical and Salix segments, (iii) the favorable impact of foreign currencies of $72 million, primarily related to our Bausch + Lomb and International segments, (iv) the impact of divestitures and discontinuations of $30 million, attributable to our Salix and Diversified segments and (v) incremental sales attributable to B+L acquisitions of $16 million.

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
Provisions recorded to reduce gross product sales to net product sales and revenues for 2025 and 2024 were as follows:

	Years Ended December 31,
	2025		2024
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$17,334	100.0%	$16,325	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	730	4.2%	675	4.1%
Returns	125	0.7%	160	1.0%
Rebates	4,364	25.2%	3,744	22.9%
Chargebacks	1,644	9.5%	1,935	11.9%
Distribution service fees	315	1.8%	293	1.8%
	7,178	41.4%	6,807	41.7%
Net product sales	$10,156	58.6%	$9,518	58.3%
Cash discounts and allowances, returns, rebates, chargebacks and distribution service fees as a percentage of gross product sales were 41.4% and 41.7% in 2025 and 2024, respectively, and includes:
•rebates as a percentage of gross product sales which were higher primarily due to: (i) Bausch + Lomb’s XIIDRA® and MIEBO®, (ii) increased gross product sales for certain branded products such as CABTREO® and Xifaxan®, partially offset by lower gross product sales for Glumetza® SLX and Arazlo® and (iii) lower rebates for Trulance® partially offset by;
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
Cost of goods sold was $2,949 million and $2,729 million for 2025 and 2024, respectively, an increase of $220 million, or 8%. The increase was primarily driven by: (i) the increase in volumes, (ii) the unfavorable impact of foreign currencies and (iii) higher manufacturing variances, including that related to the voluntary recall of certain enVista IOL products.
Cost of goods sold as a percentage of Product sales revenue was 29.0% and 28.7% for 2025 and 2024, respectively, an increase of 0.3 percentage points.
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
SG&A expenses were $3,438 million and $3,296 million for 2025 and 2024, respectively, an increase of $142 million, or 4%. The increase was primarily attributable to higher selling expenses and compensation costs, partially offset by a lower annual industry assessment fee.
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
R&D expenses were $629 million and $616 million for 2025 and 2024, respectively, an increase of $13 million, or 2%. R&D expenses as a percentage of Product sales were approximately 6% for each of the years 2025 and 2024.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 1 to 20 years. Management continually assesses the useful lives related to the Company’s long-lived assets to reflect the most current assumptions.
Amortization of intangible assets was $1,001 million and $1,077 million for 2025 and 2024, respectively, a decrease of $76 million, or 7%, primarily attributable to fully amortized intangible assets no longer being amortized in 2025.
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
Goodwill impairments were $145 million during 2025 related to our Generics reporting unit. There were no impairments to goodwill in 2024.
In January 2026, the Company received the results for the double-blind Phase 3 clinical trials for two global RED-C clinical programs evaluating amorphous-rifaximin SSD for the primary prevention of hepatic encephalopathy in adults with liver cirrhosis. While the treatment was safe and well-tolerated, the clinical trials did not meet their primary endpoints. As a result of these clinical trial outcomes, the Company performed a preliminary quantitative analysis as of January 22, 2026 for the Salix reporting unit using revised forecasts, an updated discount rate, and a new long-term growth rate that reflect the impact of the Phase 3 clinical trial results. We anticipate recognizing an impairment charge of approximately $1,400 million for the Salix reporting unit in the first quarter of 2026.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our audited Consolidated Financial Statements and “CRITICAL ACCOUNTING ESTIMATES — Goodwill” below for further details related to our goodwill.
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
Asset impairments for 2025 and 2024 were $8 million and $29 million, respectively, and were primarily related to lower forecasted sales, the discontinuance of certain product brands and certain fixed assets.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our audited Consolidated Financial Statements for further details related to our intangible assets.
Restructuring, integration and separation costs
Restructuring, integration and separation costs were $77 million and $32 million for 2025 and 2024, respectively, an increase of $45 million.
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
Restructuring and integration costs were $77 million and $29 million for 2025 and 2024, respectively, an increase of $48 million. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material. Separation costs for 2025 and 2024 were not material.
See Note 4, “RESTRUCTURING, INTEGRATION AND SEPARATION COSTS” to our audited Consolidated Financial Statements for further details regarding these actions.
Other expense, net
Other expense, net for 2025 and 2024 consists of the following:

(in millions)	2025	2024
Acquired IPR&D costs	$114	$18
Litigation and other matters, net of insurance recoveries and restitutions	61	220
Acquisition-related transaction costs	9	4
Net gain on sale of assets	(6)	(10)
Acquisition-related contingent consideration	(36)	15
Other expense, net	$142	$247
Acquired IPR&D costs in 2025 are primarily related to the DURECT acquisition and certain Bausch + Lomb acquisitions.
Litigation and other matters, net of insurance recoveries and restitutions primarily relates to adjustments to provisions for certain legal matters. Litigation and other matters, net of insurance recoveries and restitutions for 2025, also includes restitution received in connection with a certain legal matter.

Acquisition-related contingent consideration for 2025 and 2024 reflects adjustments for changes in estimates in the timing and amounts of the expected future royalty and milestone payments and in 2024, also includes other adjustments of $18 million related to certain branded products.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization and write-off of debt discounts, premiums and debt issuance costs under our credit facilities and notes as well as the amortization of amounts excluded from the assessment of hedge effectiveness over the term of the Company’s cross-currency swaps.
Interest expense was $1,604 million and $1,388 million and included non-cash amortization and write-offs of debt discounts, premiums and debt issuance costs of $94 million and $55 million for 2025 and 2024, respectively. Interest expense increased $216 million, or 16%, in 2025. The increase is attributable to: (i) write-offs of premiums, discounts and deferred issuance costs associated with the accounting for the April 2025 Refinancing Transactions, the B+L 2025 Refinancing Activity and the December 2025 Exchange and (ii) higher effective interest rates on the debt as refinanced in 2025.
The weighted average stated rate of interest as of December 31, 2025 and 2024 was 8.54% and 7.72%, respectively. Due to the accounting treatment for the 2022 Secured Notes (as defined in Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements), interest expense in the Company’s financial statements will not be representative of the weighted average stated rate of interest.
Gain on Extinguishment of Debt
Gain on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. Gain on extinguishment of debt was $162 million and $23 million in 2025 and 2024, respectively, an increase of $139 million.
In connection with the April 2025 Refinancing Transactions, the August 2025 Repurchase Activity, the AR Credit Facility termination and the B+L 2025 Refinancing Activity, the Company recognized a net gain on extinguishment of debt of $162 million in 2025. Gain on extinguishment of debt of $23 million in 2024 is attributable to repurchases of certain outstanding senior unsecured notes, as previously discussed.
See Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other was a loss of $52 million and $47 million for 2025 and 2024, respectively, an unfavorable net change of $5 million.
Income Taxes
Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the temporary differences between the financial statement and income tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets for outside basis differences in investments in subsidiaries are only recognized if the difference will be realized in the foreseeable future. Provision for income taxes was $247 million and $239 million for 2025 and 2024, respectively, an unfavorable change of $8 million, primarily attributable to changes in our jurisdictional mix of earnings. In 2025, the Company’s valuation allowance increased $292 million primarily due to increase for losses in Canada and a change in the expected realizability of net deferred tax assets in the United States.
Our consolidated foreign rate differential reflects the net total tax cost or benefit on income earned or losses incurred in jurisdictions outside of Canada as compared to the net total tax cost or benefit of such income (on a jurisdictional basis) at the Canadian statutory rate of 25%. Tax costs below the Canadian statutory rate generate a beneficial foreign rate differential as do tax benefits generated in jurisdictions where the statutory tax rate exceeds the Canadian statutory tax rate. The net total foreign rate differentials generated in each jurisdiction in which we operate is not expected to bear a direct relationship to the net total amount of foreign income (or loss) earned outside of Canada.
In 2025, our effective tax rate differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowances on entities for which no tax benefit of losses is recorded, (ii) the tax provision generated from our mix of earnings by jurisdiction, (iii) changes in the realizability of net deferred tax assets, (iv) changes in uncertain tax positions and (v) changes in tax attributes.

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
We record a valuation allowance against our deferred tax assets to reduce their net carrying value to an amount that we believe is more likely than not to be realized. In determining our deferred tax asset valuation allowance, we estimate our ability to utilize future sources of income to realize the benefits of our temporary income tax differences including: (i) net operating loss carryforwards in each jurisdiction, primarily in Canada, the U.S. and Ireland, (ii) research and development tax credit carryforwards, (iii) scientific research and experimental development pool carryforwards and (iv) investment tax credit carryforwards. When we establish/increase or reduce/decrease the valuation allowance, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. Our valuation allowance against deferred tax assets as of December 31, 2025 and 2024 was $2,576 million and $2,284 million, respectively, an increase of $292 million, as discussed above.
See Note 17, “INCOME TAXES” to our audited Consolidated Financial Statements for further details.
Reportable Segment Revenues and Profits
Our portfolio of products falls into five reportable segments: (i) Salix, (ii) International, (iii) Solta Medical, (iv) Diversified and (v) Bausch + Lomb.
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, Goodwill impairments, Asset impairments, Restructuring, integration and separation costs, and Other expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. See Note 23, “SEGMENT INFORMATION” to our audited Consolidated Financial Statements for additional discussion of our reportable segments and reconciliation of segment profit to Income (loss) before income taxes.
The following table presents segment revenues, segment revenues as a percentage of total revenues and the year over year changes in segment revenues for 2025 and 2024. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year-over-year changes in segment profits for 2025 and 2024.

	Years Ended December 31,				Change
	2025		2024		2024 to 2025
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenue
Salix	$2,578	25%	$2,333	24%	$245	11%
International	1,132	11%	1,111	12%	21	2%
Solta Medical	518	5%	440	5%	78	18%
Diversified	937	9%	950	9%	(13)	(1)%
Bausch + Lomb	5,101	50%	4,791	50%	310	6%
Total revenues	$10,266	100%	$9,625	100%	$641	7%

Segment Profits / Segment Profit Margins
Salix	$1,925	75%	$1,602	69%	$323	20%
International	334	30%	376	34%	(42)	(11)%
Solta Medical	232	45%	213	48%	19	9%
Diversified	627	67%	626	66%	1	—%
Bausch + Lomb	1,125	22%	1,108	23%	17	2%
Total	$4,243	41%	$3,925	41%	$318	8%
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
The following table presents a reconciliation of GAAP revenues to organic revenues (non-GAAP) and the year over year changes in organic revenue (Non-GAAP) for 2025 and 2024 by segment.

	Year ended December 31, 2025				Year ended December 31, 2024			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Acquisitions	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)								Amount	Pct.
Salix	$2,578	$—	$—	$2,578	$2,333	$33	$2,366	$212	9%
International	1,132	(19)	—	1,113	1,111	(8)	1,103	10	1%
Solta Medical	518	5	—	523	440	—	440	83	19%
Diversified	937	—	—	937	950	17	967	(30)	(3)%
Bausch + Lomb	5,101	(58)	(16)	5,027	4,791	(12)	4,779	248	5%
Total	$10,266	$(72)	$(16)	$10,178	$9,625	$30	$9,655	$523	5%
Salix Segment:
Salix Segment Revenue
The Salix segment includes the Xifaxan® product line, which accounted for approximately 85% of the Salix segment revenues and over 20% of the Company’s revenues for each of the years 2025 and 2024. No other single product group represents 10% or more of the Salix segment revenues. The Salix segment revenue was $2,578 million and $2,333 million for 2025 and 2024, respectively, an increase of $245 million, or 11%. The increase was primarily attributable to: (i) an increase in net realized pricing of $192 million, (ii) the $33 million impact from the discontinuation of certain non-promoted products which negatively impacted our revenues in 2024 and (iii) an increase in volumes of $20 million.
Salix Segment Profit
The Salix segment profit was $1,925 million and $1,602 million for 2025 and 2024, respectively, an increase of $323 million, or 20%. The increase was primarily driven by higher contribution attributable to: (i) the increase in revenues as previously discussed, (ii) lower SG&A expenses and (iii) lower R&D expenses, partially offset by an increase in advertising and promotion expenses.

International Segment:
International Segment Revenue
The International segment has a diversified product line with no single product group representing 10% or more of its product sales. The International segment revenue was $1,132 million and $1,111 million for 2025 and 2024, respectively, an increase of $21 million, or 2%. The increase was primarily attributable to: (i) an increase in net realized pricing of $73 million and (ii) the favorable impact of foreign currencies of $19 million, partially offset by: (i) a decrease in volumes of $63 million and (ii) the impact of divestitures and discontinuations of $8 million.
International Segment Profit
The International segment profit for 2025 and 2024 was $334 million and $376 million, respectively, a decrease of $42 million, or 11%. The decrease was primarily driven by an unfavorable change in year over year product mix and an increase in SG&A expenses.
Solta Medical Segment:
Solta Medical Segment Revenue
The Solta Medical segment includes the Thermage® product lines, which accounted for over 85% of the Solta Medical segment revenues for each of the years 2025 and 2024. No other single product group represents 10% or more of the Solta Medical segment revenues. The Solta Medical segment revenue was $518 million and $440 million for 2025 and 2024, respectively, an increase of $78 million, or 18%. The increase was primarily attributable to: (i) an increase in volumes of $74 million, primarily attributable to the Asia-Pacific region and (ii) an increase in net realized pricing of $9 million, partially offset by the unfavorable impact of foreign currencies of $5 million.
Solta Medical Segment Profit
The Solta Medical segment profit was $232 million and $213 million for 2025 and 2024, respectively, an increase of $19 million, or 9%. The increase was primarily driven by higher contribution attributable to the increase in revenues as previously discussed, partially offset by higher selling, advertising and promotion expenses and R&D expenses.
Diversified Segment:
Diversified Segment Revenue
The Diversified segment revenue was $937 million and $950 million for 2025 and 2024, respectively, a decrease of $13 million, or 1%. The decrease was primarily driven by a decrease in volumes of $112 million, primarily in our Neuroscience and Dermatology businesses, partially offset by: (i) an increase in net realized pricing of $82 million, primarily in our Neuroscience business and (ii) the $17 million impact from the discontinuation of certain non-promoted products which negatively impacted our revenues in 2024, primarily in our Dermatology and Generics businesses.
Diversified Segment Profit
The Diversified segment profit was $627 million and $626 million for 2025 and 2024, respectively, an increase of $1 million, and was primarily attributable to lower advertising and promotion expenses, partially offset by the decrease in revenues, as previously discussed.
Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment has a diversified product line with no single product group representing 10% or more of its segment revenues. The Bausch + Lomb segment revenue was $5,101 million and $4,791 million for 2025 and 2024, respectively, an increase of $310 million, or 6%. The increase was primarily due to: (i) an increase in volumes of $301 million across all the Bausch + Lomb businesses, (ii) the favorable impact of foreign currencies of $58 million and (iii) incremental sales attributable to acquisitions of $16 million, primarily within the Surgical business, partially offset by: (i) a decrease in net realized pricing of $53 million and (ii) the impact of divestitures and discontinuations of $12 million, primarily within the Vision Care business.

Bausch + Lomb Segment Profit
The Bausch + Lomb segment profit was $1,125 million and $1,108 million for 2025 and 2024, respectively, an increase of $17 million, or 2%. The increase was primarily driven by higher contribution attributable to the increase in revenues, as previously discussed, partially offset by higher: (i) selling, advertising and promotion expenses and (ii) R&D expenses.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Summarized cash flow information for the years 2025 and 2024 is as follows:

	Years Ended December 31,		Change
(in millions)	2025	2024	2024 to 2025
Net income (loss)	$120	$(72)	$192
Adjustments to reconcile Net income (loss) to net cash provided by operating activities	1,499	1,662	(163)
Cash provided by operating activities before changes in operating assets and liabilities	1,619	1,590	29
Changes in operating assets and liabilities	(219)	7	(226)
Net cash provided by operating activities	1,400	1,597	(197)
Net cash used in investing activities	(595)	(454)	(141)
Net cash used in financing activities	(742)	(868)	126
Effect of exchange rate changes on cash and cash equivalents	61	(36)	97
Net increase in cash, cash equivalents and restricted cash	124	239	(115)
Cash, cash equivalents and restricted cash, beginning of year	1,201	962	239
Cash, cash equivalents and restricted cash, end of year	$1,325	$1,201	$124
A detailed discussion of the Company’s 2023 cash flow information can be found under “Management’s Discussion and Analysis of Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 19, 2025.
Operating Activities
Net cash provided by operating activities was $1,400 million and $1,597 million for 2025 and 2024, respectively, a decrease of $197 million and includes reductions for interest payments of $1,534 million and $1,379 million and payments (net of refunds received) for income taxes of $163 million and $61 million for 2025 and 2024, respectively.
Cash provided by operating activities before changes in operating assets and liabilities was $1,619 million and $1,590 million for 2025 and 2024, respectively, an increase of $29 million and is primarily attributable to improved cash flows from operating performance in 2025 as compared to 2024, partially offset by higher payments in 2025 as compared to 2024 for: (i) interest of $155 million, (ii) income taxes of $102 million and (iii) Acquired IPR&D of $91 million, primarily related to the DURECT acquisition. Higher payments of interest were primarily the result of our refinancing activities in 2025 and higher interest rates.
Changes in operating assets and liabilities resulted in a net decrease in cash of $219 million in 2025 and an increase of $7 million in 2024, an unfavorable change of $226 million. During 2025, Changes in operating assets and liabilities were impacted by: (i) timing of collection of trade receivables of $134 million, (ii) an increase in inventories of $12 million and (iii) unfavorable timing of certain payments in the ordinary course of business of $73 million. During 2024, Changes in operating assets and liabilities were favorably impacted by timing of other payments in the ordinary course of business of $490 million, partially offset by: (i) an increase in inventories of $267 million and (ii) timing of collection of trade receivables of $216 million.
Investing Activities
Net cash used in investing activities was $595 million in 2025 and was primarily driven by Purchases of property, plant and equipment, the acquisition of Shibo Zhenmei and B+L acquisitions and other investments.
Net cash used in investing activities was $454 million in 2024 and was primarily driven by Purchases of property, plant and equipment and B+L acquisitions and other investments.
Financing Activities
Net cash used in financing activities during 2025 was $742 million and was primarily driven by the Issuance of long-term debt, net of discounts, of $10,554 million which included net proceeds from the April 2025 Refinancing Transactions and the B+L 2025 Refinancing Activity (each as defined in Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated

Financial Statements). Issuance of long-term debt was offset by Repayments of long-term debt of $11,191 million and payments of financing costs of $45 million. Repayments of long-term debt included: (i) repayments of debt with the proceeds of the April 2025 Refinancing Transactions, the B+L 2025 Refinancing Activity, the August 2025 Repurchase Activity (as defined in Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements) and repayment of the AR Credit Facility, (ii) $276 million of contractual interest payments on the 2022 Secured Notes allocated to the reduction of the recorded premiums and (iii) $54 million of amortization payments related to our term loan facilities. Payments of financing costs primarily relate to the April 2025 Refinancing Transactions, the B+L 2025 Refinancing Activity and repayment of the AR Credit Facility.
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
See Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements for further details regarding the financing activities previously described, including the definitions of certain defined terms used above but not defined in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Liquidity and Debt
Future Sources of Liquidity
Our primary sources of liquidity are our cash and cash equivalents, cash collected from customers, funds as available from our revolving credit facilities, issuances of long-term debt and issuances of equity and equity-linked securities. We believe these sources will be sufficient to meet our current liquidity needs for the next twelve months.
Cash, cash equivalents and restricted cash as presented in the Consolidated Balance Sheet includes cash, cash equivalents and restricted cash held by legal entities of Bausch + Lomb. Cash held by Bausch + Lomb legal entities and any future cash from the operating, investing and financing activities of Bausch + Lomb, is expected to be retained by Bausch + Lomb entities and is generally not available to support the operations, investing and financing activities of other legal entities, including Bausch Health unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders. As of December 31, 2025 and 2024, cash, cash equivalents and restricted cash was as follows:

(in millions)	2025	2024
Bausch Health	$928	$885
Bausch + Lomb	397	316
Total Cash, cash equivalents and restricted cash	$1,325	$1,201
As of December 31, 2025, we had aggregate maturities and mandatory payments of our principal balances of debt obligations as follows:

(in millions)	2026	2027	2028	2029	2030	Thereafter	Total
Bausch Health debt obligations	$30	$673	$2,326	$1,639	$3,995	$6,463	$15,126
Bausch + Lomb debt obligations	28	28	1,914	23	123	2,990	5,106
Total debt obligations	$58	$701	$4,240	$1,662	$4,118	$9,453	$20,232
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
Long-term Debt
Long-term debt, net of unamortized premiums, discounts and issuance costs was $20,817 million and $21,616 million as of December 31, 2025 and 2024, respectively. Aggregate contractual principal amounts due under our debt obligations were $20,232 million and $20,480 million as of December 31, 2025 and 2024, respectively, a decrease of $248 million.
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
The original premium recorded on the 2022 Secured Notes was $1,835 million, which has been reduced as contractual interest payments are made on the 2022 Secured Notes. The portion of each contractual interest payment allocated to reduce the recorded premium is determined as the difference between the payment due and the calculated interest at the effective interest rate of the underlying carry amount of the associated note. During 2025 and 2024, the Company made contractual interest payments of $312 million and $334 million, respectively, related to the 2022 Secured Notes, of which $276 million and $295 million, respectively, was recorded as a reduction of the premium.
In connection with the April 2025 Refinancing Transactions, we redeemed all of the 9.00% Intermediate Holdco Secured Notes issued in connection with the 2022 Exchange. The April 2025 Refinancing Transactions was accounted for as an extinguishment of debt and the unamortized premium associated with the 9.00% Intermediate Holdco Secured Notes was included in the gain on extinguishment of debt. In connection with the December 2025 Exchange, we exchanged $886 million in aggregate principal amount of 11.00% First Lien Secured Notes with unamortized premiums of $263 million for $903 million of aggregate principal amount of 2032 Senior Secured Notes. This exchange was accounted for as a modification of debt, and accordingly the unamortized premium associated with the exchanged 11.00% First Lien Secured Notes will now be amortized over the remaining term of the newly issued 2032 Senior Secured Notes.
The following table presents the future scheduled contractual interest payments of our remaining 11.00% First Lien Secured Notes due 2028, 14.00% Second Lien Secured Notes due 2030 and 10.00% Senior Secured Notes due 2032 (together, the “Remaining Secured Notes”). Contractual interest payments of the Remaining Secured Notes will be allocated to the reduction of the recorded premium and interest expense as presented below. The amount of interest which reduces the recorded premium will be reported as a financing activity in the Consolidated Statements of Cash Flows.

(in millions)	2026	2027	2028	2029	2030	2031 to 2032	Total
Interest payments:
11.00% First Lien Secured Notes due 2028	$98	$98	$97	$—	$—	$—	$293
14.00% Second Lien Secured Notes due 2030	49	49	49	49	50	—	246
10.00% Senior Secured Notes due 2032	600	600	600	600	600	900	3,900
	$747	$747	$746	$649	$650	$900	$4,439
Interest payments recorded as:
Interest expense	$573	$568	$562	$549	$545	$801	$3,598
Reduction of recorded premium	174	179	184	100	105	99	841
	$747	$747	$746	$649	$650	$900	$4,439
See Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements for further details on the accounting for the 2022 Exchange.
Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the 2025 Credit

Agreement, other than 126NumberCo and 1530065 B.C. Ltd. (“153NumberCo”). The Senior Unsecured Notes issued by Bausch Health Americas, Inc. (“BHA”) are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the 2025 Credit Agreement, other than 126NumberCo and 153NumberCo. Future subsidiaries of the Company and BHA, if any, may be required to guarantee the Senior Unsecured Notes. The Senior Unsecured Notes and Secured Notes are guaranteed by a portion of the Company’s subsidiaries. On a non-consolidated basis, the non-guarantor subsidiaries with respect to the Senior Unsecured Notes and Secured Notes (other than the 2032 Senior Secured Notes) had total assets of $26,030 million and $16,252 million and total liabilities of $17,438 million and $8,982 million as of December 31, 2025 and 2024, respectively, revenues of $5,914 million and $5,509 million for 2025 and 2024, respectively, operating loss of $26 million for 2025 and operating income of $110 million for 2024. On a non-consolidated basis, the non-guarantor subsidiaries with respect to the 2032 Senior Secured Notes had total assets of $16,595 million and total liabilities of $8,171 million as of December 31, 2025 and revenues and operating loss of $5,914 million and $26 million for 2025, respectively.
See Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements for additional information regarding long-term debt.
Availability Under Revolving Credit Facilities
As of February 18, 2026, there were no outstanding borrowings, $32 million of issued and outstanding letters of credit and approximately $468 million of remaining availability under the 2030 Revolving Credit Facility.
As of February 18, 2026, there were $100 million of outstanding borrowings, $36 million of issued and outstanding letters of credit and $664 million of remaining availability under the B+L Revolving Credit Facility. Absent the payment of a dividend, which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders, proceeds from the B+L Revolving Credit Facility are not available to fund the operations, investing and financing activities of any other subsidiaries of Bausch Health.
Weighted Average Interest Rate
The accounting for the 2022 Exchange results in the Remaining Secured Notes being carried at a premium relative to their principal amount and will result in reduced interest expense to be recorded in our financial statements for a significant portion of the Remaining Secured Notes as depicted in the table above. Therefore, interest expense recorded in our consolidated financial statements will differ significantly from the contractual interest rates of our debt. As of December 31, 2025, the weighted average interest rate of our debt as reported in our financial statements was 7.87% and the weighted average stated rate of interest was 8.54%.
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

Credit Ratings
As of February 18, 2026, the credit ratings and outlook from Moody’s, Standard & Poor’s and Fitch for certain outstanding obligations of the Company were as follows:

	Bausch Health Companies Inc.				Bausch + Lomb Corporation
Rating Agency	Corporate Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook	Corporate Rating	Senior Secured Rating	Outlook
Moody’s	Caa2	Caa1	Ca	Stable		B1	Stable
Standard & Poor’s	B-	B-	CCC+	Negative	B	B	Developing
Fitch					B	BB	Rating Watch Evolving
Bausch Health Companies Inc. - There were no changes to the corporate credit ratings or other credit ratings of the Company during the fourth quarter of 2025.
Bausch + Lomb Corporation - There were no changes to the corporate credit ratings or other credit ratings of Bausch + Lomb during the fourth quarter of 2025.
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
In addition to our working capital requirements, as of December 31, 2025, we expect our primary cash requirements for 2026 to include:
~~•~~Debt repayments and interest payments—Based on our debt portfolio, we expect to make mandatory maturities and amortization payments of approximately $58 million and interest payments of approximately $1,720 million during 2026. We have and, in the future, may also elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay additional amounts under our credit facilities using cash on hand, cash from operations and cash provided from other financing or refinancing actions, including the sale of equity or equity-linked securities, additional debt financings, and the monetization of a portion of our holdings of Bausch + Lomb;
•Capital expenditures—We expect to make payments of approximately $345 million for property, plant and equipment during 2026;
•Contingent consideration and milestone payments—We expect to make contingent consideration and milestone payments of approximately $175 million during 2026; and
•Benefit obligations—We expect to make aggregate payments under our pension and postretirement obligations of $10 million during 2026. See Note 11, “PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS” to our audited Consolidated Financial Statements for further details of our benefit obligations.
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

Litigation Payments
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. As of December 31, 2025, the Company’s Consolidated Balance Sheet includes accrued loss contingencies of $178 million related to matters which are both probable and reasonably estimable, however, a reliable estimate of the period in which the remaining loss contingencies will be payable, if ever, cannot be made. Our ability to successfully defend the Company against pending and future litigation may impact future cash flows.
See Note 21, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements for further details.
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
Future Licensing Payments
In the ordinary course of business, the Company may enter into select licensing and collaborative agreements for the commercialization and/or development of unique products primarily in the U.S. and Canada. In connection with these agreements, the Company may pay an upfront fee to secure the agreement. See Note 3, “LICENSING AGREEMENTS AND ACQUISITIONS” to our audited Consolidated Financial Statements. Payments associated with the upfront fee for these agreements cannot be reasonably estimated at this time and could be material.
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
At February 13, 2026, we had 370,562,428 issued and outstanding common shares. In addition, as of February 13, 2026, we had 5,214,156 stock options and 10,304,614 time-based restricted share units (“RSUs”) that each represent the right of a holder to receive one of the Company’s common shares and 3,745,852 performance-based RSUs that represent the right of a holder to receive a number of the Company’s common shares up to a specified maximum. A maximum of 6,609,618 common shares could be issued upon vesting of the performance-based RSUs outstanding.
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
Inflation; Seasonality
We are subject to price control restrictions on our pharmaceutical products in a number of countries in which we now operate. As a result, our ability to raise prices in a timely fashion in anticipation of inflation may be limited in some markets. Historically, revenues from our business tend to be weighted toward the second half of the year. For information relating to the seasonality of our business, see Item 1. “Business — Seasonality of Business”.
Foreign Currency Risk
In 2025, a majority of our revenue and expense activities and capital expenditures were denominated in U.S. dollars. We have exposure to multiple foreign currencies, including, among others, the Euro, Chinese yuan, Polish zloty, Canadian dollar and Mexican peso. Our operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls and fluctuations in the relative values of currencies. In addition, to the extent that we require, as a source of debt repayment, earnings and cash flows from some of our operations located in foreign countries, we are subject to risk of changes in the value of the U.S. dollar, relative to all other currencies in which we operate, which may materially affect our results of operations. Where possible, we manage foreign currency risk by managing same currency revenues in relation to same currency expenses. Further strengthening of the U.S. dollar and/or further devaluation of foreign currencies will have a negative impact on our reported revenue and reported results. As of December 31, 2025, a 1% change in foreign currency exchange rates would have impacted our shareholders’ deficit by approximately $43 million.
As of December 31, 2025, the unrealized foreign exchange gain on the translation of the remaining principal amount of U.S. denominated credit facility, senior secured and unsecured notes was $147 million, for Canadian income tax purposes. Additionally, as of December 31, 2025, the unrealized foreign exchange gain on certain intercompany balances was equal to $554 million. One-half of any realized foreign exchange gain or loss will be included in our Canadian taxable income. Any resulting gain will result in a corresponding reduction in our available Canadian Losses, Scientific Research and Experimental Development Pool, and/or Investment Tax Credit carryforward balances. However, the repayment of the credit facility, senior notes and the intercompany loans denominated in U.S. dollars does not result in a foreign exchange gain or loss being recognized in our Consolidated Financial Statements, as these statements are prepared in U.S. dollars.
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
As of December 31, 2025, we had $13,553 million and $6,679 million principal amount of issued fixed rate debt and variable rate debt, respectively. The estimated fair value of our issued fixed rate debt as of December 31, 2025 was $12,984 million. If interest rates were to increase by 100 basis-points, the fair value of our issued fixed rate debt would decrease by approximately $350 million. If interest rates were to decrease by 100 basis-points, the fair value of our issued fixed rate debt would increase by approximately $347 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates, would have an annualized pre-tax effect of approximately $67 million in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
CRITICAL ACCOUNTING ESTIMATES
Critical accounting estimates are those estimates that are most important and material to the preparation of our Consolidated Financial Statements, and which require management’s most subjective and complex judgments due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. We base our estimates on historical experience and other factors that we believe to be reasonable under the circumstances. On an ongoing basis, we review our estimates to ensure that these estimates appropriately reflect changes in our business and new information as it becomes available. If historical experience and other factors we use to make these estimates do not reasonably reflect future activity, our results of operations and financial condition could be materially impacted.
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
Acquisition-Related Contingent Consideration
Some of the business combinations that we have consummated include contingent consideration to be potentially paid based upon the occurrence of future events, such as sales performance and the achievement of certain future development, regulatory and sales milestones. Acquisition-related contingent consideration associated with a business combination is initially recognized at fair value and remeasured each reporting period, with changes in fair value recorded in the Consolidated Statements of Operations. The estimates of fair value involve the use of acceptable valuation methods, such as probability-weighted discounted cash flow analysis and Monte Carlo Simulation (when appropriate), and contain uncertainties as they require assumptions about the likelihood of achieving specified milestone criteria, projections of future financial performance and assumed discount rates. Changes in the fair value of the acquisition-related contingent consideration result from several factors including changes in the timing and amount of revenue estimates, changes in probability assumptions with respect to the likelihood of achieving specified milestone criteria and changes in discount rates. A change in any of these assumptions could produce a different fair value, which could have a material impact on our results of operations. At December 31, 2025, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 6% to 16%.
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
•The fair value of the identifiable intangible assets is determined primarily using the “income approach,” which primarily consists of the following estimates and inputs: (i) a forecast of the expected future cash flows, which includes an estimated amount and timing of projected cash flows (including revenue growth rates, cost of goods sold, and operating expenses) and (ii) the risk-adjusted discount rate used to present value the cash flows. The fair value of acquired IPR&D is also recognized at fair value using an income approach and consists of the following estimates and inputs: (i) each asset’s probability-adjusted future cash flows, which reflect the different stages of development of each product and the associated probability of successful completion and (ii) the risk-adjusted discount rate used to present value the cash flows.
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
If the set of assets acquired and/or liabilities assumed are deemed to not constitute a business, the transaction is accounted for as an asset acquisition. Under an asset acquisition, the cost accumulation model is used to recognize the assets acquired and liabilities assumed. In this model, the cost of acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values. Goodwill is not recognized in an asset acquisition. The amount allocated to acquired IPR&D with no alternative future use is charged to Other expense, net at the acquisition date. Additionally, any future contingent consideration is not recorded until it becomes probable and reasonably estimable.
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
Indefinite-lived intangible assets, including Acquired IPR&D and the B&L corporate trademark, are tested for impairment annually, or more frequently if events or changes in circumstances between annual tests indicate that the asset may be impaired. Impairment losses on indefinite-lived intangible assets are recognized based solely on a comparison of their fair value to carrying value, without consideration of any recoverability test. In particular, we will continue to monitor closely the progression of our R&D programs as their likelihood of success is contingent upon the achievement of future milestones. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Focus on Value and Core Businesses” for additional information regarding our R&D programs.
Goodwill
Goodwill impairments were $145 million during 2025 and related to our Generics reporting unit. There were no goodwill impairments during 2024. During 2023, we recorded goodwill impairment charges of $493 million. As of December 31, 2025, we maintain 10 reporting units, nine of which comprise our goodwill balance.
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
2025 Annual Goodwill Impairment Test
Our annual goodwill impairment test as of October 1, 2025, included performing separate quantitative fair value tests for our Salix, Neuroscience and Generics segments. For our remaining reporting units, we conducted our annual goodwill impairment test as of October 1, 2025, by first assessing qualitative factors. Based on our qualitative assessment as of October 1, 2025, we believed that it was more likely than not that the carrying amounts of the remaining reporting units were less than their respective fair values and therefore concluded that a quantitative fair value test for those reporting units was not required.
2024 Annual Goodwill Impairment Test
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
Neuroscience
Through the nine months ended September 30, 2023, the Neuroscience reporting unit performed largely in line with the forecast used in its previous quantitative fair value test (October 1, 2022). During the third quarter of 2023, as a result of actions taken by management in response to changing market dynamics driven by recent legislation, changes to the future expected commercial insurance coverage for certain key products, and a projected shift in the channels of business, the Company’s assessment of future business performance indicated that the reporting unit’s future financial results were below the assumptions used in the last quantitative fair value test. After considering the limited headroom as a result of the impairment to goodwill of the Neuroscience reporting unit when previously tested (October 1, 2022), the Company determined that these changes in facts and circumstances, as well as increases in market interest rates during the three months ended September 30, 2023, the Neuroscience reporting unit was impaired. The quantitative assessment utilized a long-term growth rate of -2.5% and a discount rate of 10.50% in the estimation of the reporting unit’s fair value. Based on the quantitative fair value testing, a goodwill impairment of $251 million was recognized.
During 2024, no facts or circumstances were identified which would indicate that additional fair value quantitative testing was necessary.
During 2025, we continued to monitor the business performance of the Neuroscience reporting unit. Given the continuation of the market conditions and trends in business performance in 2025, a separate quantitative fair value test was performed as of October 1, 2025. The quantitative fair value test for the Neuroscience reporting unit utilized the most recent cash flow projections as revised in the fourth quarter of 2025 to reflect current market conditions and current trends in business performance. The quantitative assessment utilized a long-term growth rate of -2.50% and a discount rate of 9.75% in the estimation of the reporting unit’s fair value. After completing the testing, the fair value of the Neuroscience reporting unit exceeded its carrying value by approximately 100%, and therefore, there was no impairment to goodwill. As of December 31, 2025, the Neuroscience reporting unit had remaining goodwill of $1,170 million.
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
During 2024, we continued to monitor the business performance of the Generics reporting unit. Given the continuation of the market conditions and trends in business performance in 2024 for this reporting unit, a separate quantitative fair value test was performed as of October 1, 2024. The quantitative fair value test for the Generics reporting unit utilized the most recent cash flow projections for the reporting unit as revised in the fourth quarter of 2024 to reflect current market conditions and current trends in business performance. The quantitative assessment utilized a long-term growth rate of 1.0% and a discount rate of 8.50% in the estimation of the reporting unit’s fair value. After completing the testing, the fair value of Generics reporting unit exceeded its carrying value and therefore, there was no impairment to goodwill.
During 2025, we continued to monitor the business performance of the Generics reporting unit. Shifting market dynamics have led to increased competition within the generic pharmaceuticals market, affecting both pricing and potential market share. The Company expects these dynamics to intensify in the future and has therefore revised its long‑term forecasts, including for the sale of Company branded products upon loss of exclusivity, to reflect these developments. A separate quantitative fair value test was performed for the Generics reporting unit which utilized the most recent cash flow projections as revised in the fourth quarter of 2025. The quantitative assessment utilized a discount rate of 8.75% in the estimation of the reporting unit’s fair value. Based on the quantitative fair value test, the carrying value of the Generics reporting unit exceeded its fair value as of October 1, 2025, and the Company recognized a goodwill impairment of $145 million. As of December 31, 2025, the Generics reporting unit had remaining goodwill of $82 million.
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
Salix
During 2025, we continued to monitor the business performance of the Salix reporting unit. Given the continuation of the market conditions and trends in business performance in 2025 for this reporting unit, a separate quantitative fair value test was performed.

The quantitative fair value test for the Salix reporting unit utilized the most recent cash flow projections for the reporting unit as revised in the fourth quarter of 2025 to reflect current market conditions and current trends in business performance. The quantitative assessment utilized a long-term growth rate of 2.50% and a discount rate of 9.75% in the estimation of the reporting unit’s fair value. After completing the testing, the fair value of the Salix reporting unit exceeded its carrying value and therefore, there was no impairment to goodwill. As of December 31, 2025, the Salix reporting unit had remaining goodwill of $3,159 million.
In January 2026, we received the results for the double-blind Phase 3 clinical trials for two global RED-C clinical programs evaluating our rifaximin soluble solid dispersion formulation, designed to prevent overt hepatic encephalopathy and related complications in patients with early-stage liver cirrhosis. While safe and well-tolerated, both clinical trials failed to achieve their primary endpoints. The Company’s forecasts as of October 1, 2025 used in the quantitative fair value testing discussed above, included probability weighted cash flows associated with the RED-C product. We performed a preliminary quantitative goodwill analysis as of January 22, 2026 for the Salix reporting unit using revised forecasts, an updated discount rate, and a new long-term growth rate that reflect the Phase 3 clinical trial results. We anticipate recognizing an impairment charge of approximately $1,400 million for the Salix reporting unit in the first quarter of 2026.
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
During the period from October 1, 2024 (the last time goodwill was tested for all Bausch + Lomb) through June 30, 2025, Bausch + Lomb identified a decline in its market capitalization. This decline was primarily in response to the overall volatility within the global equity markets. However, at June 30, 2025, after considering the length and lack of recovery from this market capitalization decline, in comparison to the performance of the overall equity markets, Bausch + Lomb believed that the fair value of its reporting units could be less than their carrying amounts, and, therefore, a quantitative fair value test was performed.
The quantitative fair value tests utilized Bausch + Lomb’s most recent cash flow projections which reflected current market conditions and current trends in business performance. The quantitative assessment utilized long-term growth rates of 3.0% and discount rates ranging from 10.00% to 11.50%, in estimation of the fair value of the reporting unit. After completing the testing, the fair value of each of Bausch + Lomb’s reporting units exceeded its carrying value by more than 25%, and, therefore, there was no impairment to goodwill.
During the period October 1, 2025 through December 31, 2025, we continued to monitor the market conditions and trends in business performance for all our reporting units, including the Salix, Neuroscience, and Generics reporting units, as discussed above. We determined that, no events occurred, or circumstances changed that would indicate that the fair value of any reporting unit might be below its carrying value as of December 31, 2025.
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

As outlined above, our quantitative fair value testing procedures performed as of October 1, 2025 represented in the aggregate, approximately $4,556 million, or 40% of our $11,271 million goodwill balance as of December 31, 2025. Our quantitative fair value testing procedures performed as of October 1, 2024 represented in the aggregate, approximately $556 million, or 5% of our $11,087 million goodwill balance as of December 31, 2024. Our quantitative fair value testing procedures performed during the three months ended September 30, 2023 and as of October 1, 2023 represented in the aggregate, approximately $7,820 million, or 70% of our $11,183 million goodwill balance as of December 31, 2023.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our audited Consolidated Financial Statements for further details on the goodwill impairments recognized in 2025, 2024 and 2023.
Contingencies
In the normal course of business, we are subject to loss contingencies, such as claims and assessments arising from litigation and other legal proceedings, contractual indemnities, product and environmental liabilities and tax matters. Other than loss contingencies that are assumed in business combinations for which we can reliably estimate the fair value, we are required to accrue for such loss contingencies if it is probable that the outcome will be unfavorable and if the amount of the loss can be reasonably estimated. We evaluate our exposure to loss based on the progress of each contingency, experience in similar contingencies and consultation with our legal counsel. We re-evaluate all contingencies as additional information becomes available. Given the uncertainties inherent in complex litigation and other contingencies, these evaluations can involve significant judgment about future events. The ultimate outcome of any litigation or other contingency may be material to our results of operations, financial condition and cash flows. See Note 21, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements for further details regarding our current legal proceedings. If no accrual is made for a loss contingency because the amount of loss cannot be reasonably estimated, the Company will disclose contingent liabilities when there is at least a reasonable possibility that a loss or an additional loss may have been incurred.
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

NEW ACCOUNTING STANDARDS
Information regarding the recently issued new accounting guidance (adopted and not adopted as of December 31, 2025) is contained in Note 2, “SIGNIFICANT ACCOUNTING POLICIES” to our audited Consolidated Financial Statements.

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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of December 31, 2025, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2025 based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information required under this Item is incorporated herein by reference from information included in the 2026 Proxy Statement.
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
Insider Trading Policies
We have adopted an Insider Trading Policy and a Blackout Policy that govern the purchase, sale and/or other dispositions of our securities by us and by our directors, officers and employees, as well as their immediate family members and entities owned or controlled by them, and that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable exchange listing standards. Copies of our Blackout Policy and our Insider Trading Policy are filed as Exhibits 19.1 and 19.2, respectively, to this Form 10-K.
Item 11.    Executive Compensation
Information required under this Item relating to executive compensation is incorporated herein by reference from information included in the 2026 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required under this Item relating to securities authorized for issuance under equity compensation plans and to security ownership of certain beneficial owners and management is incorporated herein by reference from information included in the 2026 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required under this Item relating to certain relationships and transactions with related parties and about director independence is incorporated herein by reference from information included in the 2026 Proxy Statement.
Item 14.    Principal Accounting Fees and Services
Information required under this Item relating to the fees for professional services rendered by our independent auditors in 2025 and 2024 is incorporated herein by reference from information included in the 2026 Proxy Statement.

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

4.1
Indenture, dated as of June 1, 2018, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals international, Inc., the other guarantors party thereto and The Bank of New York Mellon, as trustee, governing the 8.500% Senior Notes due 2027, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 1, 2018, which is incorporated by reference herein.

4.2
Indenture, dated as of May 23, 2019, by and among Bausch Health Companies Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 7.000% Senior Notes due 2028 and the 7.250% Senior Notes due 2029, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 24, 2019, which is incorporated by reference herein.

4.3
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

4.4
Indenture, dated as of May 26, 2020, by and among Bausch Health Companies Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 6.250% Senior Notes due 2029, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 26, 2020, which is incorporated by reference herein.

4.5
Indenture, dated as of December 3, 2020, by and among Bausch Health Companies Inc., the guarantors named therein and The Bank of New York Mellon, N.A., as trustee, governing the 5.000% Senior Notes due 2029 and the 5.250% Senior Notes due 2031, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 3, 2020, which is incorporated by reference herein.

4.6
Indenture, dated as of June 8, 2021, by and among Bausch Health Companies Inc., the guarantors named therein and The Bank of New York Mellon, N.A., as trustee, governing the 4.875% Senior Notes due 2028, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 8, 2021, which is incorporated by reference herein.

4.7
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

4.8
Indenture, dated as of September 30, 2022, by and among Bausch Health Companies Inc., the guarantors party thereto, The Bank of New York Mellon, as trustee, and the notes collateral agents party thereto, governing the 14.00% Second Lien Secured Notes due 2030, originally filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 4, 2022, which is incorporated by reference herein.

4.9
Indenture, dated as of April 8, 2025, by and among 1261229 B.C. Ltd., Bausch Health Companies Inc., the other guarantors party thereto, The Bank of New York Mellon, as trustee and the notes collateral agents party thereto, governing the 10.00% Senior Secured Notes due 2032, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 9, 2025, which is incorporated by reference herein.

4.10
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

4.11	Form of Note (Included in Exhibit 4.19), originally filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 8, 2025, which is incorporated by reference herein.
4.12
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

4.15
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

4.16
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

4.17
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

4.18
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

4.20
Second Supplemental Indenture, dated as of December 26, 2025, by and among 1261229 B.C. Ltd., Bausch Health Companies Inc., the other guarantors party thereto, The Bank of New York Mellon, as trustee and the notes collateral agents party thereto, amending that certain Indenture dated as of April 8, 2025 relating to the Company's 10.00% Senior Secured Notes due 2032, originally filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 29, 2025, which is incorporated by reference herein.

4.21
Indenture, dated as of September 29, 2023, by and among Bausch + Lomb Corporation, the guarantors party thereto and Citibank, N.A., acting through its agency and trust division, as trustee, and as notes collateral agent thereto, governing the 8.375% Senior Secured Notes due 2028, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 29, 2023 and incorporated by reference herein.

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

10.20
Employment Agreement, dated as of April 25, 2016, between Valeant Pharmaceuticals International, Inc. and Joseph C. Papa, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2016, which is incorporated by reference herein.†

10.21
Employment Agreement, dated July 8, 2016, between Valeant Pharmaceuticals International, Inc. and Christina Ackermann, originally filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 1, 2017, which is incorporated by reference herein.†

10.22
Amended and Restated Employment Agreement, dated February 18, 2022, between Bausch Health Companies Inc. and Thomas Appio, originally filed as Exhibit 10.20 on the Company’s Annual Report on Form 10-K filed on February 23, 2022, which is incorporated by reference herein. †

10.23
Employment Agreement, dated August 2, 2018, between Bausch Health Companies Inc. and Joseph F. Gordon, originally filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 6, 2019, which is incorporated by reference herein.†

10.24
Employment Agreement, dated as of December 3, 2021, by and between Bausch Health Companies Inc. and Seana Carson, originally filed as 10.8 to the Company’s Current Report on Form 10-Q filed on August 9, 2022, which is incorporated by reference herein. ††

10.25
Employment Agreement, dated as of June 1, 2021, between Bausch Health Companies Inc. and Sam Eldessouky, originally filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed on August 3, 2021, which is incorporated by reference herein.†

10.26
Offer Letter regarding Appointment of John Barresi as Interim Chief Financial Officer, dated as of September 26, 2023, originally filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed on May 2, 2024, which is incorporated by reference herein.†

10.27
Letter dated as of July 18, 2024, amending the offer letter to John Barresi, dated as of September 30, 2023, originally filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed on October 30, 2024, which is incorporated by reference herein.†

10.28
Employment Agreement, dated as of July 15, 2024 between Bausch health Companies Inc. and Jean-Jacques Charhon, originally filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed on October 30, 2024, which is incorporated by reference herein.†

10.29
Employment Agreement dated as of June 17, 2024 between Bausch Health Companies Inc. and Aimee Lenar, originally filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which is incorporated by reference herein.†

10.30
Letter Agreement by and among Bausch Health Companies Inc., Carl C. Icahn and the persons and entities listed therein, dated May 20, 2025, originally filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 21, 2025, which is incorporated by reference herein.

10.31
Letter Agreement by and among Bausch Health Companies Inc. and John Paulson, dated May 20, 2025, originally filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 21, 2025, which is incorporated by reference herein.

10.32
Letter Agreement by and among Bausch Health Companies Inc. and Sarah Kavanagh, dated May 20, 2025, originally filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 21, 2025, which is incorporated by reference herein.

10.33
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

10.34
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

10.35
Amended and Restated Supply Agreement dated October 25, 2018 among Salix Pharmaceuticals, Inc., Valeant Pharmaceuticals Ireland Limited, Valeant Pharmaceuticals Luxembourg s.à r.l. and Alfasigma S.p.A., originally filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 20, 2019, which is incorporated by reference herein.

10.36
Amended and Restated License Agreement dated August 6, 2012 by and between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.95 to Salix Pharmaceutical Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012, which is incorporated by reference herein.

10.37
Letter Amendment dated September 5, 2012 by and between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.100 to Salix Pharmaceutical Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012, which is incorporated by reference herein.

10.38
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

10.39
Trademark License Agreement (Alfa to Salix) dated August 6, 2012 by and between Alfa Wassermann Hungary Kft. and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.98 to Salix Pharmaceutical Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012, which is incorporated by reference herein.

10.40
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

10.41
Stipulation of Settlement dated December 15, 2019 in the U.S. Securities Litigation, originally filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on February 19, 2020, which is incorporated by reference herein. ††

10.42
Director Nomination and Appointment Agreement, dated February 23, 2021, by and among Bausch Health Companies Inc., Carl C. Icahn and the persons and entities listed therein, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2021, which is incorporated by reference herein. ††

10.43
Arrangement Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation and the other parties thereto, dated as of April 28, 2022, originally filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 28, 2022, which is incorporated by reference herein. †#

10.44
Master Separation Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 30, 2022, which is incorporated by reference herein.†#

10.45
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

10.48
Amendment to Tax Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of April 28, 2022, originally filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on April 28, 2022, which is incorporated by reference herein.

10.49
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

10.51
Intellectual Property Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on March 30, 2022, which is incorporated by reference herein †#

10.52
Real Estate Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on March 30, 2022, which is incorporated by reference herein †#

10.53
Registration Rights Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K filed on March 30, 2022, which is incorporated by reference herein #

10.54
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

10.57
Assignment, Assumption and Amendment Agreement between Bausch Health Companies Inc., Bausch + Lomb Corporation and Christina M. Ackermann dated as of January 3, 2022, originally filed as Exhibit 10.20 to Bausch + Lomb Corporation’s Registration on Statement Form S-1 filed on April 28, 2022, which is incorporated by reference herein. ††

10.58
Assignment, Assumption and Amendment Agreement between Bausch Health Companies Inc., Bausch + Lomb Corporation and Joseph F. Gordon dated as of January 3, 2022, originally filed as Exhibit 10.21 to Bausch + Lomb Corporation’s Registration Statement on Form S-1 filed on April 28, 2022, which is incorporated by reference herein. ††

10.59	Form of PSU Award Agreement, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed on May 4, 2023, which is incorporated by reference herein. †
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

10.62
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

10.63
Fourth Amendment to Credit and Guaranty Agreement by and among Bausch + Lomb Corporation, certain subsidiaries of Bausch + Lomb Corporation as subsidiary guarantors, the lenders party thereto and other persons party thereto, JPMorgan Chase Bank, N.A. and Citibank, N.A., dated as of January 2, 2026, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 2, 2026, which is incorporated by reference herein.

19.1
Bausch Health Companies Inc. Blackout Policy originally filed as Exhibit 19.1 to the Company’s Current Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 20, 2025, which is incorporated by reference herein.

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

BAUSCH HEALTH COMPANIES INC. (Registrant)

Date:	February 18, 2026	By:	/s/ THOMAS J. APPIO

Thomas J. Appio Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS J. APPIO Thomas J. Appio	Chief Executive Officer and Director	February 18, 2026
/s/ JEAN-JACQUES CHARHON Jean-Jacques Charhon	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 18, 2026
/s/ STEVEN H. LEE Steven H. Lee	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2026
/s/ JOHN A. PAULSON John A. Paulson	Chairperson of the Board, Director	February 18, 2026
/s/ CHRISTIAN A. GARCIA Christian A. Garcia	Director	February 18, 2026
/s/ MICHAEL GOETTLER Michael Goettler	Director	February 18, 2026
/s/ SARAH B. KAVANAGH Sarah B. Kavanagh	Director	February 18, 2026
/s/ FRANK D. LEE Frank D. Lee	Director	February 18, 2026
/s/ SANDRA LEUNG Sandra Leung	Director	February 18, 2026
/s/ RICHARD C. MULLIGAN Richard C. Mulligan	Director	February 18, 2026
/s/ ROBERT N. POWER Robert N. Power	Director	February 18, 2026
/s/ AMY B. WECHSLER Amy B. Wechsler	Director	February 18, 2026

BAUSCH HEALTH COMPANIES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bausch Health Companies Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Bausch Health Companies Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Medicaid Rebates and Sales Returns Allowances
As described in Note 2 to the consolidated financial statements, gross product sales are subject to a variety of deductions in arriving at reported net product sales. The transaction price for product sales is typically adjusted for variable consideration, which may be in the form of cash discounts, allowances, returns, rebates, chargebacks and distribution fees paid to customers. Provisions for these deductions are recorded concurrently with the recognition of gross product sales revenue as a reduction in revenue. The variable consideration provisions, either recognized within accrued and other current liabilities or as a reduction of trade receivables, included $348 million related to returns allowances and $1,352 million related to rebates, including Medicaid rebates, as of December 31, 2025. For certain rebate programs, such as Medicaid, provisions recognized by management are based on the terms of state government-managed programs and estimates of outstanding and future claims for end-customer sales and the sales mix. For sales returns, management estimates provisions utilizing existing return policies with customers, historical return and exchange levels, external data with respect to inventory levels in the distribution channel, external data with respect to prescription demand for products, remaining shelf lives of products at the date of sale, and estimated returns liability to be processed by year of sale based on an analysis of lot information related to actual historical returns.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimation of provisions for Medicaid rebates and sales returns allowances, including controls over the assumptions used to estimate these rebates and sales returns allowances. These procedures also included, among others (i) developing an independent estimate of Medicaid rebates by utilizing third-party information on inventory levels in the distribution channel, as applicable, the terms of the specific Medicaid rebate programs and the historical trends of actual Medicaid rebate claims paid, adjusted for price and projected market conditions; (ii) comparing the independent estimate for these Medicaid rebates to management’s estimates to evaluate the reasonableness of management’s estimate; (iii) testing management’s process for developing the estimate of sales returns allowances; (iv) evaluating the appropriateness of the method used by management for estimating the sales returns allowances; (v) testing the completeness and accuracy of underlying data used in the estimate of sales returns allowances; (vi) evaluating the reasonableness of the significant assumptions used by management in developing the estimate of sales returns allowances related to estimates of outstanding and future claims for end-customer sales by considering current and historical return trends and whether the assumptions were consistent with evidence obtained in other areas of the audit; and (vii) testing, on a sample basis, Medicaid rebates and sales returns claims processed by the Company, including evaluating those claims for consistency with the contractual terms of the Company’s arrangements and policies. Professionals with specialized skill and knowledge were used to assist in evaluating whether the Company’s Medicaid rebate program policies and methodology for estimating Medicaid rebates are compliant with the Center for Medicare and Medicaid Services (CMS) and federal regulations.

Goodwill Impairment Assessments – Salix and Generics Reporting Units
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s goodwill balance was $11,271 million as of December 31, 2025, and the goodwill associated with the Salix and Generics reporting units was $3,159 million and $82 million, respectively. Goodwill is not amortized but is tested for impairment at least annually as of October 1 at the reporting unit level. Management performs its annual impairment test by first assessing qualitative factors. Where the qualitative assessment suggests that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed for that reporting unit. Goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value. Fair value of each reporting unit is estimated by management using a discounted cash flow model. During the annual goodwill impairment test as of October 1, 2025, management performed separate quantitative fair value tests for the Salix and Generics reporting units. After completing the testing, the fair value of the Salix reporting unit exceeded its carrying value and therefore, there was no impairment to goodwill. As a result of increased competition within the generic pharmaceuticals market, the carrying value of the Generics reporting unit exceeded its fair value and the Company recognized a goodwill impairment of $145 million for the Generics reporting unit. Management’s discounted cash flow model relies on assumptions regarding revenue growth rates, gross profit, projected working capital needs, selling, general and administrative expenses, research and development expenses, capital expenditures, income tax rates, discount rates, and terminal growth rates. As disclosed by management, in January 2026, management received the results for the double-blinded Phase 3 clinical trials for two clinical programs and both clinical trials failed to achieve their primary endpoints. As a result, management has revised its forecasts by updating assumptions and anticipates recognizing an impairment charge of approximately $1,400 million for the Salix reporting unit in the first quarter of 2026.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the Salix and Generics reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Salix and Generics reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to revenue growth rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Salix and Generics reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Salix and Generics reporting units; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; (iv) evaluating the reasonableness of the significant assumption used by management related to revenue growth rates; and (v) evaluating the sufficiency of the Company’s disclosures in the consolidated financial statements. Evaluating management’s assumption related to revenue growth rates involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the Salix and Generics reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow model.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 18, 2026
We have served as the Company’s auditor since 2012.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,309	$1,181
Restricted cash	16	20
Trade receivables, net	2,351	2,140
Inventories, net	1,629	1,595
Prepaid expenses and other current assets	852	838
Total current assets	6,157	5,774
Property, plant and equipment, net	2,074	1,780
Intangible assets, net	4,643	5,551
Goodwill	11,271	11,087
Deferred tax assets, net	1,843	1,968
Other non-current assets	378	363
Total assets	$26,366	$26,523
Liabilities
Current liabilities:
Accounts payable	$600	$589
Accrued and other current liabilities	3,344	3,489
Financial leases	11	—
Current portion of long-term debt	225	2,674
Total current liabilities	4,180	6,752
Acquisition-related contingent consideration	254	310
Non-current portion of financial leases	23	—
Non-current portion of long-term debt	20,592	18,942
Deferred tax liabilities, net	147	128
Other non-current liabilities	793	713
Total liabilities	25,989	26,845
Commitments and contingencies (Notes 21 and 22)
Equity (Deficit)
Common shares, no par value, unlimited shares authorized, 370,531,987 and 367,843,058 issued and outstanding at December 31, 2025 and 2024, respectively	10,516	10,490
Additional paid-in capital	357	234
Accumulated deficit	(9,667)	(9,824)
Accumulated other comprehensive loss	(1,760)	(2,179)
Total Bausch Health Companies Inc. shareholders’ deficit	(554)	(1,279)
Noncontrolling interest	931	957
Total equity (deficit)	377	(322)
Total liabilities and equity (deficit)	$26,366	$26,523

The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenues
Product sales	$10,156	$9,518	$8,663
Other revenues	110	107	94
	10,266	9,625	8,757
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	2,949	2,729	2,519
Cost of other revenues	64	53	40
Selling, general and administrative	3,438	3,296	2,917
Research and development	629	616	604
Amortization of intangible assets	1,001	1,077	1,077
Goodwill impairments	145	—	493
Asset impairments	8	29	54
Restructuring, integration and separation costs	77	32	62
Other expense, net	142	247	28
	8,453	8,079	7,794
Operating income	1,813	1,546	963
Interest income	48	33	26
Interest expense	(1,604)	(1,388)	(1,328)
Gain on extinguishment of debt	162	23	1
Foreign exchange and other	(52)	(47)	(52)
Income (loss) before income taxes	367	167	(390)
Provision for income taxes	(247)	(239)	(221)
Net income (loss)	120	(72)	(611)
Net loss attributable to noncontrolling interest	37	26	19
Net income (loss) attributable to Bausch Health Companies Inc.	$157	$(46)	$(592)

Earnings (loss) per share attributable to Bausch Health Companies Inc.

Basic	$0.42	$(0.13)	$(1.62)
Diluted	$0.42	$(0.13)	$(1.62)

Weighted-average common shares
Basic	370.9	368.0	364.9
Diluted	375.0	368.0	364.9

The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended December 31,
	2025	2024	2023
Net income (loss)	$120	$(72)	$(611)
Other comprehensive income (loss)
Pension and postretirement benefit plan adjustments:
Net actuarial gain arising during the year	7	2	2
Amortization of prior service credit	(1)	(3)	(3)
Amortization or settlement recognition of net loss	—	2	3
Income tax expense	(1)	—	(1)
Foreign currency impact	1	—	(1)
Net pension and postretirement benefit plan adjustments	6	1	—
Foreign currency translation adjustment	390	(283)	170
Other comprehensive income (loss)	396	(282)	170
Comprehensive income (loss)	516	(354)	(441)
Comprehensive loss attributable to noncontrolling interest	60	10	24
Comprehensive income (loss) attributable to Bausch Health Companies Inc.	$576	$(344)	$(417)
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in millions)

	Bausch Health Companies Inc. Shareholders’ Equity (Deficit)
	Common Shares				Accumulated Other Comprehensive Loss	Bausch Health Companies Inc. Shareholders’ Equity (Deficit)
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit			Noncontrolling Interest	Total Equity (Deficit)
Balance, January 1, 2023	361.9	$10,391	$159	$(9,186)	$(2,056)	$(692)	$952	$260
Common shares issued under share-based compensation plans	3.3	32	(32)	—	—	—	—	—
Share-based compensation	—	—	132	—	—	132	—	132
Employee withholding taxes related to share-based awards	—	—	(24)	—	—	(24)	—	(24)
Vesting of B+L equity compensation	—	—	(21)	—	—	(21)	21	—
Noncontrolling interest distributions	—	—	—	—	—	—	(9)	(9)
Net loss	—	—	—	(592)	—	(592)	(19)	(611)
Other comprehensive income (loss)	—	—	—	—	175	175	(5)	170
Balance, December 31, 2023	365.2	10,423	214	(9,778)	(1,881)	(1,022)	940	(82)
Common shares issued under share-based compensation plans	2.6	67	(67)	—	—	—	—	—
Share-based compensation	—	—	150	—	—	150	—	150
Employee withholding taxes related to share-based awards	—	—	(26)	—	—	(26)	—	(26)
Vesting of B+L equity compensation	—	—	(37)	—	—	(37)	37	—
Noncontrolling interest distributions	—	—	—	—	—	—	(10)	(10)
Net loss	—	—	—	(46)	—	(46)	(26)	(72)
Other comprehensive (loss) income	—	—	—	—	(298)	(298)	16	(282)
Balance, December 31, 2024	367.8	10,490	234	(9,824)	(2,179)	(1,279)	957	(322)
Common shares issued under share-based compensation plans	2.7	26	(26)	—	—	—	—	—
Share-based compensation	—	—	216	—	—	216	—	216
Employee withholding taxes related to share-based awards	—	—	(24)	—	—	(24)	—	(24)
Vesting of B+L equity compensation	—	—	(43)	—	—	(43)	43	—
Noncontrolling interest distributions	—	—	—	—	—	—	(9)	(9)
Net income (loss)	—	—	—	157	—	157	(37)	120
Other comprehensive income (loss)	—	—	—	—	419	419	(23)	396
Balance, December 31, 2025	370.5	$10,516	$357	$(9,667)	$(1,760)	$(554)	$931	$377

The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$120	$(72)	$(611)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	1,208	1,267	1,264
Amortization and write-off of debt discounts and debt issuance costs	94	55	65
Asset impairments	8	29	54
Goodwill impairment	145	—	493
Acquisition-related contingent consideration	(36)	14	59
Allowances for losses on trade receivables and inventories	71	62	56
Deferred income taxes	80	66	51
Net gain on sale of assets	(6)	(10)	(3)
Additions to accrued legal settlements	61	220	26
Payments of accrued legal settlements	(215)	(230)	(10)
Share-based compensation	216	150	132
Gain excluded from hedge effectiveness	(10)	(13)	(13)
Gain on extinguishment of debt	(162)	(23)	(1)
Third party fees paid in connection with the 2022 Exchange	—	—	(2)
Payments of contingent consideration adjustments, including accretion	(8)	(10)	(10)
Amortization of inventory step-up resulting from acquisitions	64	82	23
Foreign exchange and other	(11)	3	41
Changes in operating assets and liabilities:
Trade receivables	(134)	(216)	(195)
Inventories	(12)	(267)	(322)
Prepaid expenses and other current assets	3	133	(223)
Accounts payable, accrued and other liabilities	(76)	357	158
Net cash provided by operating activities	1,400	1,597	1,032
Cash Flows From Investing Activities
Acquisitions and other investments	(204)	(136)	(1,890)
Purchases of property, plant and equipment	(397)	(337)	(215)
Acquisition of intangible assets and other assets	(10)	(3)	(57)
Purchases of marketable securities	(11)	(12)	(27)
Proceeds from sale of marketable securities	8	14	26
Proceeds from sale of assets and businesses, net of costs to sell	7	7	5
Interest settlements from cross-currency swaps	12	13	13
Net cash used in investing activities	(595)	(454)	(2,145)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	10,554	661	3,291
Repayments of long-term debt	(11,191)	(1,460)	(1,710)
Payment of employee withholding taxes related to share-based awards	(24)	(26)	(24)
Payments of acquisition-related contingent consideration	(26)	(27)	(35)
Payments of financing costs	(45)	(5)	(36)
Other	(10)	(11)	(11)
Net cash (used in) provided by financing activities	(742)	(868)	1,475
Effect of exchange rate changes on cash and cash equivalents	61	(36)	9
Net increase in cash, cash equivalents and restricted cash	124	239	371
Cash, cash equivalents and restricted cash, beginning of year	1,201	962	591
Cash, cash equivalents and restricted cash, end of year	$1,325	$1,201	$962
Cash and cash equivalents, end of year	$1,309	$1,181	$947
Restricted cash, end of year	16	20	15
Cash, cash equivalents and restricted cash, end of year	$1,325	$1,201	$962
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
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, the Company announced its plan to separate its eye health business, consisting of its Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals businesses into an independent publicly traded entity, Bausch + Lomb, from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). As part of this plan, in May 2022, a wholly owned subsidiary of Bausch Health sold common shares of Bausch + Lomb pursuant to an initial public offering of Bausch + Lomb (the “B+L IPO”). Following the B+L IPO, Bausch Health indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 88% of Bausch + Lomb’s outstanding common shares as of December 31, 2025.
The completion of the full B+L Separation, which may be accomplished by the monetization of all or a portion of the Company’s ownership interest in Bausch + Lomb, the transfer of all or a portion of the Company’s remaining direct or indirect equity interest in Bausch + Lomb to its shareholders, or a combination thereof, is subject to the achievement of targeted debt leverage ratios and the receipt of any applicable shareholder and other necessary approvals. The Company continues to evaluate all relevant factors and considerations related to completing the B+L Separation, including the Xifaxan® Generics Litigation (see “Xifaxan® Paragraph IV Proceedings” of Note 21, “LEGAL PROCEEDINGS”).
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
Use of Estimates
In preparing the Company’s Consolidated Financial Statements, management is required to make estimates and assumptions. This includes estimates and assumptions regarding the nature, timing and extent of certain global macroeconomic conditions, including, but not limited to, those related to inflation and supply chain, will have on the Company’s operations and cash flows. The estimates and assumptions used by the Company affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include: provisions for product returns, rebates, chargebacks, discounts and allowances and distribution fees paid to certain wholesalers; useful lives of amortizable intangible assets and property, plant and equipment; expected future cash flows used in evaluating intangible assets for impairment, assessing compliance with debt covenants and making going concern assessments; reporting unit fair values for testing goodwill for impairment; acquisition-related contingent consideration liabilities; provisions for loss contingencies; provisions for income taxes, uncertain tax positions and realizability of deferred tax assets; fair value of cross-currency swaps; fair value of foreign currency exchange contracts; and the recognition of the fair value of assets and liabilities acquired in a business combination or asset acquisition. Under certain product manufacturing and supply agreements, management uses information from the Company’s commercialization counterparties to arrive at estimates for future returns, rebates and chargebacks.
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
Acquisitions
Acquired businesses are accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at fair value, with limited exceptions. Transaction costs and costs to restructure the acquired company are expensed as incurred. The operating results of the acquired business are reflected in the Consolidated Financial Statements after the date of acquisition. Acquired in-process research and development (“IPR&D”) is recognized at fair value and initially characterized as an indefinite-lived intangible asset, irrespective of whether the acquired IPR&D has an alternative future use. If the acquired net assets do not constitute a business, the transaction is accounted for as an asset acquisition and no goodwill is recognized. In an asset acquisition, the amount allocated to acquired IPR&D is charged to Other expense, net at the acquisition date and any contingent consideration is not recorded until it becomes probable and reasonably estimable.
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
Bausch + Lomb’s cross-currency swaps qualify for and have been designated as an accounting hedge of the foreign currency exposure of a net investment in a foreign operation and are remeasured at each reporting date to reflect changes in their fair values. The fair value is determined via a mark-to-market analysis, using observable (Level 2) inputs. These inputs included: (i) the foreign currency exchange spot rate between the euro and U.S. dollar, (ii) the interest rate yield curves in the euro and U.S. dollar and (iii) the credit risk rating for each applicable counterparty. The net change in fair value of cross-currency swaps is reported as a gain or loss in the Consolidated Statements of Comprehensive Income (Loss) as part of Foreign currency translation adjustment to the extent they are effective, and remain in Accumulated other comprehensive income (loss) until either the sale or complete, or substantially complete liquidation of the subsidiary. No portion of the cross-currency swaps was ineffective. Bausch + Lomb uses the spot method of assessing hedge effectiveness. Bausch + Lomb has elected to amortize amounts excluded from the assessment of effectiveness over the term of its cross-currency swaps as a reduction of Interest expense in the Consolidated Statements of Operations.
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
The Company’s trade receivables primarily represent amounts due from wholesale distributors, retail pharmacies, government entities and group purchasing organizations. Outside of the U.S., concentrations of credit risk with respect to trade receivables, which are typically unsecured, are limited due to the number of customers using the Company’s products, as well as their dispersion across many different geographic regions. The Company performs periodic credit evaluations of customers and does not require collateral. The Company monitors economic conditions, including volatility associated with international economies, and related impacts on the relevant financial markets and its business, especially in light of sovereign credit issues. The credit and economic conditions within Algeria, Argentina, Belarus, Brazil, Greece, Iran, Russia, Senegal, Serbia, South Africa, Turkey, Ukraine and Venezuela have been weak in recent years. These conditions have increased, and may continue to increase the average length of time that it takes to collect on the Company’s trade receivables outstanding in these countries.
As of December 31, 2025, the Company’s three largest U.S. wholesaler customers accounted for approximately 43% of net trade receivables. In addition, as of December 31, 2025 and 2024, the Company’s net trade receivable balance from Algeria, Argentina, Belarus, Brazil, Greece, Iran, Russia, Senegal, Serbia, South Africa, Turkey, Ukraine and Venezuela amounted to approximately $197 million and $144 million, respectively, the majority of which is current or less than 90 days past due. The portion of the net trade receivable from these countries that is past due more than 90 days amounted to less than $1 million as of December 31, 2025, a portion of which is comprised of public hospitals. Based on an analysis of credit risk, including an analysis of bad debt experience and assessment of historical payment patterns for such customers, the Company has established a reserve covering more than half of the balance past due more than 90 days for such countries. Over the three-year period ended December 31, 2025, the Company has not experienced any material losses from uncollectible accounts in excess of the established reserves.
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
Allowance for Credit Losses
An allowance is maintained for potential credit losses. The Company estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer credit worthiness, value of collaterals (if any), and any relevant current and reasonably supportable future economic factors. Additionally, the Company generally estimates the expected credit loss on a pool basis when customers are deemed to have similar risk characteristics. Trade receivable balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected. Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses. Allowance for credit losses were $31 million, $30 million and $34 million as of December 31, 2025, 2024 and 2023, respectively. The activity in the allowance for credit losses for trade receivables was as follows:

(in millions)	2025	2024	2023
Balance, beginning of year	$30	$34	$33
Provision for expected credit losses	10	4	5
Write-offs charged against the allowance	(7)	(4)	(5)
Recoveries of amounts previously written off	(1)	3	3
Foreign exchange and other	(1)	(7)	(2)
Balance, end of year	$31	$30	$34
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
Intangible Assets
Intangible assets are reported at cost, less accumulated amortization and impairments. Intangible assets with finite lives are amortized over their estimated useful lives. Amortization is calculated primarily using the straight-line method based on the following estimated useful lives:

Product brands	5 - 20 years
Corporate brands	1 - 20 years
Product rights/patents	3 - 15 years
Partner relationships, technology and other	1 - 9 years
Acquired In-Process Research and Development
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
The fair value of an acquired IPR&D intangible asset is typically determined using an income approach. This approach starts with a forecast of the net cash flows expected to be generated by the asset over its estimated useful life. The net cash flows reflect the asset’s stage of completion, the probability of technical success, the projected costs to complete, expected market competition and an assessment of the asset’s life-cycle. The net cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the expected cash flow streams. IPR&D acquired through an asset acquisition is expensed.

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
An interim goodwill impairment test may be required if events occur that indicate an impairment might be present. For example, a substantial decline in the Company’s market capitalization, changes in reportable segments, unexpected adverse business conditions, economic factors, including rising interest rates and unanticipated competitive activities may signal that an interim impairment test is needed. Accordingly, among other factors, the Company monitors changes in its share price between annual impairment tests. The Company considers a decline in its share price that corresponds to an overall deterioration in stock market conditions to be less of an indicator of goodwill impairment than a unilateral decline in its share price reflecting adverse changes in its underlying operating performance, cash flows, financial condition and/or liquidity. In the event that the Company’s market capitalization does decline below its book value, the Company would consider the length and severity of the decline and the reason for the decline when assessing whether potential goodwill impairment exists. The Company believes that short-term fluctuations in share prices may not necessarily reflect underlying values.
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
The Company accounts for exchanges of debt in accordance with Accounting Standards Codifications (“ASC”) 470-60 which has resulted in certain debt being carried at a premium relative to its principal amount as well as a portion of contractual interest cost being recorded as a reduction of that premium rather than as interest expense when paid.
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

Revenue Recognition
The Company’s revenues are primarily generated from product sales, primarily in the therapeutic areas of GI, hepatology, neurology, dermatology and eye health, that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetic medical devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue which is derived primarily from contract manufacturing for third parties and which is not material. See Note 23, “SEGMENT INFORMATION” for the disaggregation of revenue which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by the economic factors of each category of customer contracts.
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

The following table presents the activity and ending balances of the Company’s variable consideration provisions for 2025 and 2024.

(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2024	$191	$380	$1,108	$216	$44	$1,939
Current period provision	675	160	3,744	1,935	293	6,807
Payments and credits	(696)	(168)	(3,431)	(1,962)	(252)	(6,509)
Reserve balance, December 31, 2024	170	372	1,421	189	85	2,237
Current period provision	730	125	4,364	1,644	315	7,178
Payments and credits	(727)	(149)	(4,433)	(1,708)	(336)	(7,353)
Reserve balance, December 31, 2025	$173	$348	$1,352	$125	$64	$2,062
Included in rebates in the table above are cooperative advertising credits due to customers of approximately $31 million and $36 million as of December 31, 2025 and 2024, respectively, which are reflected as a reduction of Trade receivables, net in the Consolidated Balance Sheets.
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

Over the last several years, the Company increased its focus on maximizing operational efficiencies and continues to take actions to reduce product returns, including but not limited to: (i) monitoring and reducing customer inventory levels, (ii) instituting disciplined pricing policies and (iii) improving contracting. These actions have had the effect of improving sales return experience, primarily related to branded and generic products. Sales return provisions for 2025 and 2024 were $125 million and $160 million, respectively.
Rebates and Chargebacks
Product sales made under governmental and managed-care pricing programs in the U.S. are subject to rebates. Bausch + Lomb participates in state government-managed Medicaid programs, as well as certain other qualifying federal and state government programs whereby rebates are provided to participating government entities. Medicaid rebates are generally billed 45 days to 270 days after the quarter in which the product is dispensed to the Medicaid participant. As a result, the Medicaid rebate reserve includes an estimate of outstanding claims for end-customer sales that occurred, but for which the related claim has not been billed and/or paid, and an estimate for future claims that will be made when inventory in the distribution channel is sold through to plan participants. The calculation of the Medicaid rebate reserve also requires other estimates, such as estimates of sales mix, to determine which sales are subject to rebates and the amount of such rebates. Quarterly, the Medicaid rebate reserve is adjusted based on actual claims paid. Due to the delay in billing, adjustments to actual claims paid may incorporate revisions of that reserve for several periods.
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
The amount of Managed Care, Medicaid and other rebates and chargebacks has become more significant as a result of a combination of deeper discounts implemented in each of the last three years, changes in the Company’s product mix and increased Medicaid utilization due to expansion of government funding for these programs. Management’s estimate for chargebacks may be impacted by a number of factors, but the principal factor relates to the level of inventory in the distribution channel. In 2025, Bausch Health US, LLC (“BHUS”) ceased participation in two optional Federal drug pricing programs – the Medicaid Drug Rebate Program and the 340B Drug Pricing Program (“340B”). BHUS provided notice to the Centers for Medicare & Medicaid Services and the Health Resources and Services Administration of the end of its participation in these programs effective September 30, 2025.
Rebate provisions are based on factors such as timing and terms of plans under contract, time to process rebates, product pricing, sales volumes, amount of inventory in the distribution channel and prescription trends. Adjustments to actual for the years 2025 and 2024 were not material to the Company’s revenues or earnings.
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
Distribution Fees
The Company sells products primarily to wholesalers, and in some instances to large pharmacy chains such as CVS and Walmart. The Company has Distribution Services Agreements (“DSAs”) with several large wholesale customers such as McKesson Corporation, Cencora Inc., Cardinal Health, Inc. and McKesson Specialty. Under the DSAs, the wholesalers agree to provide services, and the Company pays the contracted DSA distribution service fees for these services based on product volumes. Additionally, price appreciation credits are generated when the Company increases a product’s wholesaler acquisition cost (“WAC”) under contracts with certain wholesalers. Under such contracts, the Company is entitled to credits from such wholesalers for the impact of that WAC increase on inventory currently on hand at the wholesalers. Such credits are offset against the total distribution service fees paid to each such wholesaler. The variable consideration associated with price appreciation credits is reflected in the transaction price of products sold when it is determined to be probable that a significant reversal will not occur. Included as a reduction of current period provisions for Distribution Fees in the table above are price appreciation credits of $18 million for each of the years 2025 and 2024.
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
Leases
The Company leases certain facilities, vehicles and equipment principally under multi-year agreements generally having a lease term of one to twenty years, some of which include termination options and options to extend the lease term. The Company includes options that are reasonably certain to be exercised as part of the lease term. The Company may negotiate termination clauses in anticipation of changes in market conditions but generally, these termination options are not exercised. Certain lease agreements also include variable payments that are dependent on usage or may vary month-to-month such as insurance, taxes and maintenance costs. None of the Company’s lease agreements contain material residual value guarantees or material restrictive covenants.
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
Legal Costs
Legal fees and other costs related to litigation and other legal proceedings or services are expensed as incurred and are included in Selling, general and administrative expenses. Certain legal costs associated with acquisitions are included in Acquisition-related costs and certain legal costs associated with divestitures, legal settlements and other business development activities are included in Litigation and other matters or Net gain on sale of assets within Other expense, net, in the Consolidated Statements of Operations as appropriate. Legal costs expensed are reported net of expected insurance recoveries. A claim for insurance recovery is recognized when realization becomes probable.
Advertising Costs
Advertising costs comprise product samples, print media, promotional materials and television advertising and are expensed on the first use of the advertisement. Included in Selling, general and administrative expenses are advertising costs of $766 million, $786 million and $625 million, for 2025, 2024 and 2023, respectively.
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
Interest Expense
Interest expense includes standby fees, the amortization of debt discounts and deferred financing costs, accretion of debt premiums and the amortization of amounts excluded from the assessment of effectiveness related to the Company’s cross-currency swaps. Interest expense is generally expensed as incurred. The Company accounts for exchanges of debt in accordance with ASC 470 which has resulted in certain debt being carried at a premium relative to its principal amount as well as a portion of contractual interest cost being recorded as a reduction of that premium rather than as interest expense. Therefore, interest expense recorded in the Company’s consolidated financial statements differs significantly from the contractual interest rates of the debt subject to this accounting treatment. To the extent interest is related to construction in progress, interest is capitalized. Capitalized interest related to construction in progress as of December 31, 2025 and 2024 was $115 million and $91 million, respectively, and is included in Property, plant and equipment, net.
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
Earnings (loss) per share attributable to Bausch Health Companies Inc.
Basic earnings (loss) per share attributable to Bausch Health Companies Inc. is calculated by dividing Net income (loss) attributable to Bausch Health Companies Inc. by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share attributable to Bausch Health Companies Inc. is calculated by dividing Net income (loss) attributable to Bausch Health Companies Inc. by the weighted-average number of common shares outstanding during the reporting period after giving effect to dilutive potential common shares for stock options and RSUs, determined using the treasury stock method.
Comprehensive income (loss)
Comprehensive income (loss) comprises Net income (loss) and Other comprehensive income (loss). Other comprehensive income (loss) includes items such as foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale and other investments and certain pension and other postretirement benefit plan adjustments. Accumulated other comprehensive loss is recorded as a component of shareholders’ equity.
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
Recently Issued Accounting Standards, Adopted as of December 31, 2025
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosures of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies certain other income tax-related disclosures. ASU 2023-09 is effective beginning with the 2025 annual report for fiscal year ended December 31, 2025 and the Company has adopted ASU 2023-09 on a prospective basis. See Note 17, “INCOME TAXES” for application of this standard.
Recently Issued Accounting Standards, Not Adopted as of December 31, 2025
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 removes all references to software development project stages and requires entities to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendment in ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The amendments can be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is evaluating the impact of adoption on its consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which simplifies the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers, and allows entities to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. The guidance is effective January 1, 2026. The Company has elected the practical expedient and the application of the ASU 2025-05 will not have a material effect on its consolidated financial statements and related disclosures.
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
3.LICENSING AGREEMENTS AND ACQUISITIONS
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
2025 Acquisitions
Acquisition of Wuhan Shibo Zhenmei Technology Co., Ltd.
During December 2025, the Company, completed the acquisition of Wuhan Shibo Zhenmei Technology Co., Ltd. (“Shibo Zhenmei”), consisting of the aesthetics distribution business of its full‑service distributor in China, the Shibo Group (the “Shibo Zhenmei Acquisition”). Through this transaction, the Company assumed full responsibility for the distribution of Solta Medical’s entire product portfolio, including Thermage® FLX as well as other aesthetic devices, within the Chinese market.
The Shibo Zhenmei Acquisition was accounted for as a business combination under the acquisition method of accounting. The total estimated aggregate acquisition consideration of approximately $87 million is calculated as follows:

(in millions)
Cash consideration paid	$84
Estimated fair value of contingent consideration	3
Aggregate purchase consideration	$87
The acquisition includes potential future payments to the sellers contingent upon the achievement of specified post‑acquisition performance conditions and the continued employment of designated key personnel. These contingent payments may total up to approximately $17 million in the aggregate. Performance‑based milestone payments are linked to the acquired business’s future net sales levels over defined periods, with amounts payable on either an all‑or‑partial achievement basis. Retention‑based payments are tied to the continued employment of certain key employees through agreed‑upon dates and are recognized as compensation expense over the applicable service period. The fair value of the contingent consideration associated with the performance-based milestone which was recognized as of the acquisition date was $3 million, which was recorded as a non-current liability. This valuation was determined using Level 3 inputs, including probability‑weighted assessments of expected outcomes and a risk‑adjusted discount rate (see Note 5, “FAIR VALUE MEASUREMENTS”).
The preliminary allocation of purchase price based on estimated fair values is as follows:

(in millions)
Trade receivables	$3
Other current assets	1
Intangible assets	43
Inventories	34
Other liabilities	(16)
Total identifiable net assets	65
Goodwill	22
Total fair value of consideration transferred	$87
The assets acquired and liabilities assumed are included within the Solta Medical Segment. Goodwill associated with this acquisition is not deductible for income tax purposes. In connection with the acquisition of Shibo Zhenmei, the Company acquired inventory which it had previously sold to Shibo Zhenmei and expects to sell this reacquired inventory in the first half of 2026.
The fair value of the identifiable intangible assets is determined primarily using the “income approach,” which requires a forecast of the expected future cash flows (including revenue growth rates, cost of goods sold, operating expenses and discount rates). Customer relationships and other intangible assets related to the Shibo Zhenmei Acquisition have an estimated useful life of 15 months.
The valuation of the assets acquired and liabilities assumed, as part of this acquisition, has not been finalized as of December 31, 2025. The areas that could be subject to change primarily relate to the valuation of certain identifiable assets. The Company will finalize these amounts no later than one year from the acquisition date.
The results of operations of Shibo Zhenmei for the period December 1, 2025 through December 31, 2025 were not material to the Company’s Consolidated Financial Statements. Pro forma financial information has not been presented as the impact is not material to any of the periods presented.
Acquisition of DURECT Corporation
During September 2025, the Company acquired DURECT Corporation (“DURECT”) for total consideration of $84 million, including $64 million in cash, $11 million in assumed liabilities and $9 million in transaction costs. The agreement also includes potential future sales-based milestone payments of up to $350 million, subject to certain adjustments.
The transaction was accounted for as an asset acquisition under ASC 805, Business Combinations, as substantially all of the value was attributed to a single in-process research and development asset related to Larsucosterol, a drug candidate for alcohol-associated hepatitis. Clinical testing for Larsucosterol is ongoing and the drug candidate has not yet received regulatory approval from the U.S. Food and Drug Administration (“FDA”). Accordingly, $81 million of consideration was allocated to Acquired IPR&D and expensed in accordance with ASC 730, Research and Development, with the remaining $3 million of consideration allocated to other assets. The expense was recorded in Other expense, net in the Consolidated Statements of Operations.
Acquisition of Manufacturing Equipment
During December 2025, Bausch + Lomb, through its affiliates, completed a transaction to acquire certain manufacturing equipment, other assets and the assumption of a manufacturing facility lease in Mexico for an upfront cash payment of approximately $75 million and potential future milestone payments of up to $35 million.
This acquisition has been accounted for as a business combination under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as of the acquisition date:

(in millions)
Property, plant and equipment	$7
Intangible assets	1
Total identifiable assets	8
Goodwill	67
Total fair value of consideration transferred	$75
The assets acquired and liabilities assumed are included within Bausch + Lomb’s Surgical business. Goodwill associated with this acquisition is deductible for income tax purposes.
The valuation of the assets acquired and liabilities assumed, as part of this acquisition, has not been finalized as of December 31, 2025. Bausch + Lomb will finalize these amounts no later than one year from the acquisition date.
Revenues and operating results associated with this acquisition during the period from December 9, 2025 through December 31, 2025 were not material. Pro forma revenues and operating results for the years 2025 and 2024 were not material.
Acquisition of Whitecap Biosciences, LLC
During January 2025, Bausch + Lomb, through an affiliate, acquired Whitecap Biosciences, LLC (“Whitecap Biosciences”) for an upfront payment of approximately $28 million and potential future milestone and royalty payments. The acquisition is expected to expand Bausch + Lomb’s clinical-stage pipeline as Whitecap Biosciences is currently developing two innovative therapies for potential use in glaucoma and geographic atrophy. Bausch + Lomb accounted for the transaction as an asset acquisition and during 2025, expensed the upfront payment of approximately $28 million as acquired IPR&D costs, as included within Other expense, net on the Consolidated Statements of Operations.
Other Bausch + Lomb Acquisitions
During November 2025, Bausch + Lomb completed two acquisitions. These acquisitions have been accounted for as business combinations under the acquisition method of accounting. The aggregate cash consideration of approximately $33 million was allocated to the assets acquired and liabilities assumed and included $30 million of goodwill, in the aggregate.
2024 Acquisitions
Acquisition of Elios Vision, Inc.
During December 2024, Bausch + Lomb, through an affiliate, acquired Elios Vision, Inc. (“Elios Vision”) for (i) a cash payment of approximately $99 million and (ii) potential future milestone obligations as discussed below (the “Elios Vision Acquisition”). Elios Vision, a privately held company, is the developer of the ELIOS® procedure, the first clinically validated, minimally invasive glaucoma surgery procedure using an excimer laser. This acquisition is expected to bolster Bausch + Lomb’s glaucoma treatment portfolio.
The Elios Vision Acquisition has been accounted for as a business combination under the acquisition method of accounting. The total aggregate acquisition consideration of approximately $188 million is calculated as follows:

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to the Elios Vision Acquisition, as of the acquisition date:

(in millions)
Intangible assets	$177
Trade receivables	2
Inventories	4
Property, plant and equipment	7
Other non-current assets	1
Accrued and other current liabilities	(7)
Other non-current liabilities	(23)
Total identifiable net assets	161
Goodwill	27
Total fair value of consideration transferred	$188
Intangible assets acquired in the Elios Vision Acquisition consist of the following:

(in millions)	Fair Value	Estimated Useful Life (In Years)
Acquired IPR&D intangible asset	$95	N/A
Product brands	63	13
Corporate brands	17	10
Other	2	9
Total Intangible assets	$177
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
Acquisition of Trukera Medical
In July 2024, Bausch + Lomb, through an affiliate, acquired TearLab Corporation, d/b/a Trukera Medical from its private equity owner, AccelMed Partners, and other shareholders. Trukera Medical, a U.S.-based privately held ophthalmic medical diagnostic company, commercializes ScoutPro®, a point-of-care portable device for precisely measuring osmolarity, the salt content of a person’s tears. This acquisition is expected to expand Bausch + Lomb’s presence in the dry eye market. The acquisition of Trukera Medical was accounted for as a business combination under the acquisition method of accounting. As of the acquisition date (July 19, 2024), Bausch + Lomb allocated the aggregate purchase consideration of approximately $24 million based on estimated fair values, which included recording $16 million of identifiable intangible assets, $6 million of other net assets and $2 million of goodwill.
The intangible assets acquired related to the acquisition of Trukera Medical, as well as their fair values and estimated useful life consist of the following:

(in millions)	Fair Value	Estimated Useful Life (In Years)
Product Brand	$14	10
Customer Relationships	2	7
Total Intangible assets	$16
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
The XIIDRA Acquisition was accounted for as a business combination under the acquisition method of accounting. The estimated aggregate acquisition consideration of approximately $1,753 million is calculated as follows:

(in millions)
Cash consideration paid to Novartis at closing, per the Acquisition Agreement	$1,750
Estimated fair value of contingent consideration	3
Aggregate purchase consideration	$1,753
The upfront cash payment of $1,750 million was paid in September 2023, using the proceeds received from the issuance of the B+L October 2028 Senior Secured Notes and the establishment of the B+L September 2028 Term Loan B Facility, each as defined and further discussed in Note 10, “FINANCING ARRANGEMENTS”.
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
Assets Acquired and Liabilities Assumed
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to the XIIDRA Acquisition as of the acquisition date, inclusive of measurement period adjustments:

(in millions)
Intangible assets	$1,600
Prepaid expenses and other current assets	162
Accrued and other current liabilities	(1)
Other non-current liabilities	(31)
Total identifiable net assets	1,730
Goodwill	23
Total fair value of consideration transferred	$1,753
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

The fair value of the identifiable intangible assets is determined primarily using the “income approach,” which requires a forecast of the expected future cash flows (including revenue growth rates, cost of goods sold, operating expenses and discount rate). The intangible assets acquired, as well as their fair values and estimated useful life consist of the following:

(in millions)	Fair Value	Estimated Useful Life (In Years)
Product brand	$1,595	8.75
Acquired IPR&D intangible asset	5	N/A
Total Intangible assets, net	$1,600
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
Pro Forma Financial Information
The following table presents the unaudited pro forma combined results of the Company and the acquired assets for the year ended December 31, 2023, as if the XIIDRA Acquisition, and the related financing, had occurred on January 1, 2022:

(in millions)	2023
Revenues	$9,006
Net loss	$(822)
Net loss attributable to Bausch Health Companies Inc.	$(762)
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
Included in the Consolidated Statements of Operations for 2023 are: (i) acquisition-related transaction costs, included within Other expense, net, of $20 million, which are directly related to the XIIDRA Acquisition, and include expenditures for representation and warranty insurance premiums, legal, valuation, accounting and other similar professional services and (ii) acquisition-related financing costs, included within Interest expense, of $16 million, which are directly related to the XIIDRA Acquisition, and include expenditures for certain upfront financing commitment costs related to debt financing commitments in place prior to the XIIDRA Acquisition, the issuance of the B+L October 2028 Senior Secured Notes and the establishment of the B+L September 2028 Term Loan B Facility, each as defined and further discussed in Note 10, “FINANCING ARRANGEMENTS”.
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
Acquisition of Blink® Product Line
During July 2023, Bausch + Lomb announced that it had consummated a transaction with Johnson & Johnson Vision, pursuant to which Bausch + Lomb, through an affiliate, acquired the Blink® product line of eye and contact lens drops, which consists of Blink® Tears Lubricating Eye Drops, Blink® Tears Preservative Free Lubricating Eye Drops, Blink GelTears® Lubricating Eye Drops, Blink® Triple Care Lubricating Eye Drops, Blink Contacts® Lubricating Eye Drops and Blink-N-Clean® Lens Drops. This acquisition was made by Bausch + Lomb to continue to grow its global OTC business. Under the terms of the purchase agreement, Bausch + Lomb, through an affiliate, acquired the Blink® product line of eye and contact lens drops for an upfront cash payment of $107 million, which was paid on the closing of the transaction. Bausch + Lomb accounted for the transaction as an asset acquisition. The acquired assets are included within Bausch + Lomb’s Vision Care business. The acquired assets consist of inventory and intangible assets. The intangible assets acquired and estimated useful lives consist of the following:

(in millions)	Fair Value	Estimated Useful Life (In Years)
Corporate brands	$73	12
Product brands	12	10
Technology and other	6	9
Total Intangible assets	$91
Acquisition of AcuFocus, Inc.
During January 2023, Bausch + Lomb acquired AcuFocus, Inc., an ophthalmic medical device company, for an upfront payment of $35 million, $31 million of which was paid in January 2023, with the remaining purchase price paid during the 18 months following the date of the transaction. The acquisition of AcuFocus, Inc. was made to acquire certain small aperture intraocular technology for the treatment of certain cataract conditions. Additional contingent payments may be payable upon achievement of future sales milestones. Bausch + Lomb recorded an initial acquisition-related contingent consideration liability of approximately $5 million.
As a result of this transaction, recorded within the Consolidated Balance Sheets are Intangible assets of $28 million, Goodwill of $2 million, other assets of $11 million and liabilities of $2 million.
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
The Company incurred $77 million, $29 million and $58 million of restructuring and integration-related costs during 2025, 2024 and 2023, respectively, which primarily consist of employee severance costs.
Separation costs and Separation-related Costs
The Company has incurred, and will incur, costs associated with activities relating to the B+L Separation. These B+L Separation activities include separating the Bausch + Lomb business from the remainder of the Company. Separation costs are incremental costs directly related to the B+L Separation and include, but are not limited to legal, audit and advisory fees. Separation costs included in Restructuring, integration and separation costs for 2025, 2024 and 2023 are not material.
The Company has incurred, and expects to continue to incur, incremental costs with respect to the B+L Separation. These separation-related costs include, but are not limited to, rebranding costs, advisory fees and costs associated with facility relocation and/or modification. Included in Selling, general and administrative for 2025, 2024 and 2023 are Separation-related costs of $7 million, $20 million and $22 million, respectively.
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

	December 31, 2025				December 31, 2024
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$587	$574	$13	$—	$567	$557	$10	$—
Restricted cash	$16	$16	$—	$—	$20	$20	$—	$—
Cross-currency swaps	$5	$—	$5	$—	$6	$—	$6	$—
Foreign currency exchange contracts	$1	$—	$1	$—	$10	$—	$10	$—
Liabilities:
Acquisition-related contingent consideration	$292	$—	$—	$292	$359	$—	$—	$359
Cross-currency swaps	$158	$—	$158	$—	$40	$—	$40	$—
Foreign currency exchange contracts	$5	$—	$5	$—	$5	$—	$5	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature. Cash, cash equivalents and restricted cash as presented in the Consolidated Balance Sheet as of December 31, 2025 includes $397 million of cash, cash equivalents and restricted cash held by legal entities of Bausch + Lomb. Cash held by Bausch + Lomb legal entities and any future cash from the operations, investing and financing activities of Bausch + Lomb, is expected to be retained by Bausch + Lomb entities and are generally not available to support the operations, investing and financing activities of other legal entities, including Bausch Health unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders.
There were no transfers into or out of Level 3 during 2025 and 2024.
Cross-currency Swaps
Bausch + Lomb enters into cross-currency swaps to mitigate fluctuation in the value of a portion of its euro-denominated net investment in its consolidated financial statements from fluctuation in exchange rates. The euro-denominated net investment being hedged is Bausch + Lomb’s investment in certain Bausch + Lomb euro-denominated subsidiaries. As of December 31, 2025, these swaps had an aggregate notional value of $1,000 million.

The assets and liabilities associated with the Bausch + Lomb’s cross-currency swaps as included in the Consolidated Balance Sheets as of December 31, 2025 and 2024 are as follows:

(in millions)	2025	2024
Other non-current liabilities	$(158)	$(40)
Prepaid expenses and other current assets	$5	$6
Net fair value	$(153)	$(34)
The following table presents the effect of hedging instruments on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) for 2025 and 2024:

(in millions)	2025	2024
(Loss) gain recognized in Other comprehensive income (loss)	$(118)	$50
Gain excluded from assessment of hedge effectiveness	$10	$13
Location of gain of excluded component	Interest Expense
No portion of the cross-currency swaps were ineffective for 2025 and 2024. For 2025 and 2024, the Company received $12 million and $13 million, respectively, in interest settlements, which are reported as Investing activities in the Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
During 2025 and 2024, the Company entered into foreign currency exchange contracts. As of December 31, 2025, these contracts had an aggregate outstanding notional amount of $648 million.
The assets and liabilities associated with the Company’s foreign exchange contracts as included in the Consolidated Balance Sheets as of December 31, 2025 and 2024 are as follows:

(in millions)	2025	2024
Accrued and other current liabilities	$(5)	$(5)
Prepaid expenses and other current assets	$1	$10
Net fair value	$(4)	$5
The following table presents the effect of the Company’s foreign exchange contracts on the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for 2025 and 2024:

(in millions)	2025	2024
(Loss) gain related to changes in fair value	$(9)	$8
(Loss) gain related to settlements	$(12)	$2
Acquisition-related Contingent Consideration Obligations
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At December 31, 2025, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 6% to 16%, and a weighted average risk-adjusted discount rate of 8%. The weighted average risk-adjusted discount rate was calculated by weighting each contract’s relative fair value at December 31, 2025.

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the years 2025 and 2024:

(in millions)	2025		2024
Beginning balance, January 1,		$359		$292
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$26		$20
Fair value adjustments due to changes in estimates of other future payments	(62)		(5)
Acquisition-related contingent consideration		(36)		15
Additions (Note 3)		3		89
Payments / Settlements		(34)		(37)
Ending balance, December 31,		292		359
Current portion		38		49
Non-current portion		$254		$310
Fair Value of Long-term Debt
The fair value of long-term debt as of December 31, 2025 and 2024 was $19,626 million and $18,243 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).
6.INVENTORIES
Inventories, net, as of December 31, 2025 and 2024 consist of:

(in millions)	2025	2024
Raw materials	$564	$540
Work in process	102	108
Finished goods	963	947
	$1,629	$1,595
7.PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment as of December 31, 2025 and 2024 consist of:

(in millions)	2025	2024
Land	$73	$69
Buildings and improvements	962	817
Machinery and equipment	2,386	2,071
Other equipment and leasehold improvements	396	362
Equipment on operating lease	112	97
Construction in progress	569	508
	4,498	3,924
Accumulated depreciation	(2,424)	(2,144)
	$2,074	$1,780
Depreciation expense was $207 million, $190 million and $187 million for 2025, 2024 and 2023, respectively.

8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets as of December 31, 2025 and 2024 consist of:

	Weighted- Average Remaining Useful Lives (Years)	2025			2024
(in millions)		Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	2	$22,534	$(19,981)	$2,553	$22,446	$(19,026)	$3,420
Corporate brands	5	1,003	(789)	214	988	(701)	287
Product rights/patents	5	3,271	(3,253)	18	3,255	(3,224)	31
Partner relationships, technology and other	6	445	(385)	60	370	(355)	15
Total finite-lived intangible assets		27,253	(24,408)	2,845	27,059	(23,306)	3,753
Acquired IPR&D	NA	100	—	100	100	—	100
B&L Trademark	NA	1,698	—	1,698	1,698	—	1,698
		$29,051	$(24,408)	$4,643	$28,857	$(23,306)	$5,551
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
Asset impairments in 2025 and 2024 were $5 million and $24 million, respectively, and primarily related to lower forecasted sales and the discontinuance of certain product brands. Asset impairments in 2023 were $54 million, and primarily related to: (i) $37 million related to the Company’s Uceris® Foam product, as discussed below, (ii) $8 million, in aggregate, attributable to certain trade names no longer in use and (iii) $9 million related to the discontinuance of certain product lines.
In the second quarter of 2023, the FDA approved an Abbreviated New Drug Application (“ANDA”) submitted by a competitor for a budesonide (a steroid (cortisone-like) medicine) foam to help treat mild to moderate active ulcerative colitis. This product, which began to be sold by the competitor in the second quarter of 2023, is a generic version of the Company’s Uceris® Foam product. During the second quarter of 2023, the Company revised its long-term outlook for the Uceris® Foam product to reflect the entrant of this, and potentially other, generic competitors. As a result, the Company recognized an impairment of $37 million to reduce the carrying value of the Uceris® Foam product related intangible assets to their estimated fair value. The Uceris® Foam product related intangible assets had no remaining carrying value as of December 31, 2023.
Xifaxan® intangible assets had a carrying value of $1,077 million and an estimated remaining useful life of 24 months as of December 31, 2025. The Company has filed lawsuits against third-party generic manufacturers that have sent the Company Notices of Paragraph IV Certification for Xifaxan®. See “Xifaxan® Paragraph IV Proceedings” of Note 21, “LEGAL PROCEEDINGS”.
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

Periodically, the Company’s products face the expiration of their patent or regulatory exclusivity. The Company anticipates that product sales for such products would decrease shortly following a loss of exclusivity (“LOE”), due to the possible entry of a generic competitor. Where the Company has the rights, it may elect to launch an authorized generic of such product (either as the Company’s own branded generic or through a third-party). This may occur prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales; however, even with launch of an authorized generic, the decline in product sales of such product could still be significant, and the effect on future revenues could be material.
Management continually assesses the useful lives related to the Company’s long-lived assets to reflect the most current assumptions.
Estimated amortization expense of finite-lived intangible assets for the five years ending December 31 and thereafter are as follows:

(in millions)	2026	2027	2028	2029	2030	Thereafter	Total
Amortization	$913	$847	$245	$229	$224	$387	$2,845
Goodwill
The changes in the carrying amounts of goodwill during the years ended December 31, 2025 and 2024 were as follows:

(in millions)	Salix	International	Solta Medical	Diversified	Bausch + Lomb	Total
Balance, January 1, 2024	$3,159	$862	$115	$1,733	$5,314	$11,183
Additions	—	—	—	—	29	29
Foreign exchange and other	—	(70)	—	26	(81)	(125)
Balance, December 31, 2024	3,159	792	115	1,759	5,262	11,087
Additions	—	—	22	—	97	119
Impairment				(145)		(145)
Goodwill reclassified to assets held for sale	—	(4)	—	—	—	(4)
Foreign exchange and other	—	109	—	(33)	138	214
Balance, December 31, 2025	$3,159	$897	$137	$1,581	$5,497	$11,271
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
Neuroscience
Through the nine months ended September 30, 2023, the Neuroscience (formerly Neurology) reporting unit performed largely in line with the forecast used in its last quantitative fair value test (October 1, 2022). During the third quarter of 2023, as a result of actions taken by management in response to changing market dynamics driven by recent legislation, changes to the future expected commercial insurance coverage for certain key products, and a projected shift in the channels of business, the Company’s preliminary assessment of future business performance indicated that the reporting unit’s future financial results were expected to be below the assumptions used in the last quantitative fair value test. After considering the limited headroom as a result of the impairment to goodwill of the Neuroscience reporting unit when last tested (October 1, 2022), the Company determined that these changes in facts and circumstances, as well as increases in market interest rates during the three months ended September 30, 2023, suggested that the fair value of the Neuroscience reporting unit could be less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit.
The quantitative fair value test for the Neuroscience reporting unit utilized the most recent cash flow projections for the Neuroscience reporting unit as revised in the third quarter of 2023 to reflect current market conditions and current trends in business performance. The quantitative assessment utilized a long-term growth rate of -2.5% and a discount rate of 10.50%. Based on the quantitative fair value test, the carrying value of the Neuroscience reporting unit exceeded its fair value at September 30, 2023, and the Company recognized a goodwill impairment of $251 million for the three months ended September 30, 2023. As of September 30, 2023, the Neuroscience reporting unit had remaining goodwill of $1,192 million. During 2024, no facts or circumstances were identified which would indicate that additional fair value quantitative testing was necessary.
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
2024 Annual Impairment Test
The Company performed its annual goodwill impairment test as of October 1, 2024. Given the market conditions and trends in business performance of the Generics and Dermatology reporting units and there being no headroom resulting from the previous quantitative assessments for these reporting units, the Company elected to perform separate quantitative fair value tests. For the Company’s remaining reporting units, the Company conducted its annual goodwill impairment test as of October 1, 2024, by first assessing qualitative factors. Based on its qualitative assessment as of October 1, 2024, management believed that, it was more likely than not that the carrying amounts of its remaining reporting units were less than their respective fair values and therefore concluded that a quantitative fair value test for the remaining reporting units was not required.
Generics
The quantitative fair value test for the Generics reporting unit utilized the most recent cash flow projections for the reporting unit as revised in the fourth quarter of 2024 to reflect existing market conditions and trends in business performance. The quantitative assessment utilized a long-term growth rate of 1.0% and a discount rate of 8.50% in the estimation of the reporting unit’s fair value. After completing the testing, the fair value of the Generics reporting unit exceeded its carrying value by approximately 50%, and therefore, there was no impairment to goodwill. As of December 31, 2024, the Generics reporting unit had remaining goodwill of $227 million.

Dermatology
The quantitative fair value test for the Dermatology reporting unit utilized the most recent cash flow projections for the reporting unit as revised in the fourth quarter of 2024 to reflect existing market conditions and trends in business performance. The quantitative assessment utilized a long-term growth rate of 0% and a discount rate of 9.50% in the estimation of the reporting unit’s fair value. After completing the testing, the fair value of the Dermatology reporting unit exceeded its carrying value by more than 50%, and, therefore, there was no impairment to goodwill. As of December 31, 2024, the Dermatology reporting unit had remaining goodwill of $329 million.
December 31, 2024
During the period October 1, 2024 through December 31, 2024, the Company continued to monitor the market conditions and trends in business performance for all its reporting units and determined that no events occurred, or circumstances changed that would indicate that the fair value of any reporting unit might be below its carrying value.
June 30, 2025 Interim Assessment
As part of its interim goodwill impairment assessment, the Company considered among other matters, the decline in the market capitalization of Bausch + Lomb during the period October 1, 2024 through June 30, 2025. This decline was primarily in response to the overall volatility within the global equity markets. However, at June 30, 2025, after considering the length and lack of recovery from this decline in market capitalization, in comparison to the performance of the overall equity markets was sufficient to suggest that the decline in market capitalization could be an indicator that the fair value of a reporting unit or units of its Bausch + Lomb segment could be less than their carrying amounts.
The quantitative fair value tests utilized Bausch + Lomb’s most recent cash flow projections for each of its reporting units which reflected current market conditions and current trends in business performance. The quantitative assessment utilized a long-term growth rate of 3.0% and discount rates ranging from 10.00% to 11.50%, in estimation of the fair value of the reporting units. After completing the testing, the fair value of each of these reporting units exceeded its carrying value by more than 25%, and, therefore, there was no impairment to goodwill.
2025 Interim Impairment Testing
Except for the Bausch + Lomb reporting unit as noted above, during the period January 1, 2025 through September 30, 2025, the Company continued to monitor the market conditions and trends in business performance for all its remaining reporting units and determined that no events occurred, or circumstances changed that would indicate that the fair value of any reporting unit might be below its carrying value.
2025 Annual Impairment Test
The Company performed its annual goodwill impairment test as of October 1, 2025. Given the current market conditions and trends in business performance of the Salix, Neuroscience and Generics reporting units and there being limited or no headroom resulting from the previous quantitative assessments for these reporting units, the Company elected to perform separate quantitative fair value tests for each of these reporting units. For the Company’s remaining reporting units, the Company conducted its annual goodwill impairment test as of October 1, 2025, by first assessing qualitative factors. Based on its qualitative assessment as of October 1, 2025, management believed that it was more likely than not that the carrying amounts of its remaining reporting units were less than their respective fair values and therefore concluded that a quantitative fair value test for the remaining reporting units was not required.
Salix
The quantitative fair value test for the Salix reporting unit utilized the most recent cash flow projections for the reporting unit as revised in the fourth quarter of 2025 to reflect current market conditions and current trends in business performance. The quantitative assessment utilized a long-term growth rate of 2.50% and a discount rate of 9.75% in the estimation of the reporting unit’s fair value. After completing the testing, the fair value of the Salix reporting unit exceeded its carrying value and therefore, there was no impairment to goodwill. As of December 31, 2025, the Salix reporting unit had remaining goodwill of $3,159 million.
In January 2026, the Company received the results for the double-blind Phase 3 clinical trials for two global clinical programs evaluating its rifaximin soluble solid dispersion formulation, designed to prevent overt hepatic encephalopathy and related complications in patients with early-stage liver cirrhosis (“RED-C”). While safe and well-tolerated, both clinical trials failed to achieve their primary endpoints. The Company’s forecasts as of October 1, 2025 used in the quantitative fair value testing discussed above, included probability weighted cash flows associated with the RED-C product. The Company performed a preliminary quantitative goodwill analysis as of January 22, 2026 using revised forecasts, an updated discount rate, and a new long-term growth rate that reflect the impact of the Phase 3 clinical trial results. The Company anticipates recognizing an impairment charge to the goodwill of the Salix reporting unit of approximately $1,400 million in the first quarter of 2026.
Neuroscience
The quantitative fair value test for the Neuroscience reporting unit utilized the most recent cash flow projections for the reporting unit as revised in the fourth quarter of 2025 to reflect current market conditions and current trends in business performance. The quantitative assessment utilized a long-term growth rate of -2.50% and a discount rate of 9.75% in the estimation of the reporting unit’s fair value. After completing the testing, the fair value of the Neuroscience reporting unit exceeded its carrying value by approximately 100%, and therefore, there was no impairment to goodwill. As of December 31, 2025, the Neuroscience reporting unit had remaining goodwill of $1,170 million.
Generics
The quantitative fair value test for the Generics reporting unit utilized the most recent cash flow projections for the reporting unit as revised in the fourth quarter of 2025 to reflect shifting market dynamics which have led to increased competition within the generic pharmaceuticals market, affecting both pricing and potential market share. The Company expects these dynamics to intensify in the future and has therefore revised its long‑term forecasts, including for the sale of Company branded products upon loss of exclusivity, to reflect these developments. The quantitative assessment utilized a discount rate of 8.75% in the estimation of the reporting unit’s fair value. Based on the quantitative fair value test, the carrying value of the Generics reporting unit exceeded its fair value as of October 1, 2025, and the Company recognized a goodwill impairment of $145 million. As of December 31, 2025, the Generics reporting unit had remaining goodwill of $82 million.
December 31, 2025
During the period October 1, 2025 through December 31, 2025, the Company continued to monitor the market conditions and trends in business performance for all its reporting units and determined that no events occurred, or circumstances changed that would indicate that the fair value of any reporting unit might be below its carrying value. However, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future and those charges could be material.
Accumulated goodwill impairment charges through December 31, 2025 were $5,642 million.
9.    ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities as of December 31, 2025 and 2024 consist of:

(in millions)	2025	2024
Product rebates	$1,321	$1,385
Employee compensation and benefit costs	385	348
Product returns	348	372
Interest	253	217
Legal matters and related fees	178	332
Income taxes payable	38	63
Other	821	772
	$3,344	$3,489

10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of premiums, discounts and issuance costs as of December 31, 2025 and 2024 consists of the following:

		2025		2024
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities:
2022 Amended Credit Agreement
2027 Revolving Credit Facility	February 2027	$—	$—	$—	$—
February 2027 Term Loan B Facility	February 2027	—	—	2,187	2,166
2025 Credit Agreement
2030 Revolving Credit Facility	April 2030	—	—	—	—
2030 Term Loan B Facility	October 2030	2,985	2,869	—	—
AR Credit Facility	January 2028	—	—	300	300
B+L Credit Facilities
B+L Revolving Credit Facility	May 2027	—	—	110	110
B+L May 2027 Term Loan B Facility	May 2027	—	—	2,437	2,412
B+L May 2027 Incremental Term Loan B Facility	May 2027	—	—	400	396
B+L September 2028 Term Loan B Facility	September 2028	489	483	494	486
B+L 2030 Revolving Credit Facility	June 2030	100	100	—	—
B+L January 2031 Term Loan B Facility	January 2031	2,313	2,286	—	—
Senior Secured Notes:
5.500% Secured Notes	November 2025	—	—	1,680	1,678
6.125% Secured Notes	February 2027	—	—	1,000	993
5.750% Secured Notes	August 2027	—	—	500	498
4.875% Secured Notes	June 2028	803	799	1,600	1,589
11.00% First Lien Secured Notes	September 2028	888	1,155	1,774	2,481
14.00% Second Lien Secured Notes	October 2030	352	578	352	622
10.00% Secured Notes	April 2032	6,000	6,284	—	—
B+L Senior Secured Notes:
B+L 8.375% Secured Notes	October 2028	1,400	1,387	1,400	1,382
B+L January 2031 Senior Secured Notes	January 2031	792	781	—	—
9.00% Intermediate Holdco Secured Notes	January 2028	—	—	999	1,279
Senior Unsecured Notes:
9.000%	December 2025	—	—	535	533
9.250%	April 2026	—	—	602	601
8.500%	January 2027	643	643	643	643
7.000%	January 2028	171	171	171	171
5.000%	January 2028	433	432	433	431
6.250%	February 2029	821	817	821	816
5.000%	February 2029	452	450	452	449
7.250%	May 2029	336	335	336	335
5.250%	January 2030	779	775	779	774
5.250%	February 2031	463	460	463	459
Other	Various	12	12	12	12
Total long-term debt and other		$20,232	20,817	$20,480	21,616
Less: Current portion of long-term debt and other			225		2,674
Non-current portion of long-term debt			$20,592		$18,942

Covenant Compliance
The 2025 Senior Secured Credit Facilities (as defined below), the B+L Senior Secured Credit Facilities (as defined below), the indentures that govern the Existing Senior Secured Notes (as defined below), the indenture that governs the 2032 Senior Secured Notes (as defined below) (collectively with the Existing Senior Secured Notes, the “Senior Secured Notes”), the indentures that govern the B+L Senior Secured Notes (as defined below), and the indentures that govern the Senior Unsecured Notes (as defined below) contain (or contained) customary affirmative and negative covenants and specified events of default. These affirmative and negative covenants include (or included), among other things, and subject to certain qualifications and exceptions, covenants that restrict the Company’s ability and the ability of certain of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. The 2027 Revolving Credit Facility (as defined below) also contained a financial covenant. The 2030 Revolving Credit Facility (as defined below) contains financial covenants.
As of December 31, 2025, the Company was in compliance with its covenants related to its debt obligations. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations over that same period.
April 2025 Refinancing Transactions
On April 8, 2025, the Company closed a series of transactions whereby an indirect wholly-owned subsidiary of the Company, 1261229 B.C. Ltd., a company incorporated under the laws of British Columbia, Canada (“126NumberCo”): (i) entered into a credit agreement which provides for new senior secured credit facilities (the “2025 Credit Agreement”) consisting of a five-year senior secured revolving credit facility in an amount of $500 million due April 8, 2030 (the “2030 Revolving Credit Facility”) and a $3,000 million 5.5-year senior secured term loan B facility due October 8, 2030 (the “2030 Term Loan B Facility”, and together with the 2030 Revolving Credit Facility, the “2025 Senior Secured Credit Facilities”) and (ii) issued $4,400 million aggregate principal amount of 10.00% senior secured notes due April 15, 2032 (the “2032 Senior Secured Notes”) (the “April 2025 Refinancing Transactions”).
The proceeds from the April 2025 Refinancing Transactions were used: (i) to repay in full and terminate the February 2027 Term Loan B Facility (as defined below), (ii) to redeem certain of the Company’s senior notes issued prior to 2025 (the “Existing Senior Notes”) and all 9.00% Intermediate Holdco Secured Notes (as defined below) listed in the table below (collectively, the “Redeemed Notes”), (iii) to pay related fees, premiums and expenses and (iv) for general corporate purposes.
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
December 2025 Exchange
On December 26, 2025, the Company and 126NumberCo completed offers to exchange (the “December 2025 Exchange”) $797 million aggregate principal amount of 4.875% Senior Secured Notes due in 2028 (the “June 2028 Senior Secured Notes”) and $886 million aggregate principal amount of 11.00% First Lien Secured Notes due in 2028 (the “11.00% First Lien Secured Notes”) (collectively, the “Exchanged December 2025 Notes”), for $1,600 million in aggregate principal amount of new 10.00% Senior Secured Notes due April 2032, which form a single series with the 2032 Senior Secured Notes issued in April 2025. In connection with the December 2025 Exchange, 26,495,472 common shares of Bausch + Lomb were transferred to 126NumberCo, which owns, in the aggregate, 211,963,893 common shares of Bausch + Lomb following such transfer. 126Number Co is a non-guarantor restricted subsidiary under the indentures that govern the Company’s senior notes issued prior to 2025 (the “Existing Senior Notes”).
The Company performed an assessment of the December 2025 Exchange and determined that it did not meet the criteria to be accounted for as a troubled debt restructuring under ASC 470-60. The December 2025 Exchange was accounted for as a modification of debt, and accordingly the unamortized premium associated with the exchanged 11.00% First Lien Secured Notes will now be amortized over the remaining term of the newly issued 2032 Senior Secured Notes.
Accounts Receivable Credit Facility Termination
On June 30, 2023, certain subsidiaries of the Company entered into a Credit and Security Agreement (as amended, the “AR Facility Agreement”) with certain third-party lenders, providing for a non-recourse financing facility collateralized by certain accounts receivable originated by a wholly-owned subsidiary of the Company (the “AR Credit Facility”). The AR Facility Agreement provided for a maximum amount of up to $600 million, subject to certain borrowing base tests. On October 27, 2025, the outstanding amount of $300 million was repaid using cash on hand and the AR Credit Facility was terminated.
Bridge Facility Commitment Termination
On February 11, 2025, 126NumberCo entered into a commitment whereby a third-party lender agreed to provide a senior secured bridge loan facility in an aggregate principal amount of up to $700 million, subject to customary conditions and limitations, including based on the value of the collateral (the “Bridge Facility Commitment”). In connection with the April 2025 Refinancing Transactions, on April 8, 2025, 126NumberCo terminated the Bridge Facility Commitment.
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
2025 Senior Secured Credit Facilities
Loans under the 2025 Credit Agreement are: (i) secured, subject to customary limitations, by a first priority lien on substantially all of the assets of 126NumberCo, including a pledge of 211,963,893 common shares of Bausch + Lomb owned by 126NumberCo (the “Bausch + Lomb Share Collateral”) and (ii) jointly and severally guaranteed by (x) the Company and subsidiaries of the Company that guaranteed the Existing Senior Secured Credit Facilities (the “BHC Existing Credit Agreement Guarantors”), with such guarantees secured by the assets of such guarantors, subject to customary limitations, by a first-priority lien that ranks pari passu with the liens securing the Existing Senior Secured Notes and the 2032 Senior Secured Notes and (y) certain subsidiaries that are not BHC Existing Credit Agreement Guarantors, including 1530065 B.C. Ltd. (“153NumberCo”) and each subsidiary of 153NumberCo other than Bausch + Lomb and its subsidiaries (the “NumberCo Loan Guarantors”, and together with the BHC Existing Credit Agreement Guarantors, the “Loan Guarantors”), with such guarantees secured by the assets of the NumberCo Loan Guarantors (including the Bausch + Lomb

Share Collateral), subject to customary limitations, by a first-priority lien that ranks pari passu with the liens securing the 2032 Senior Secured Notes.
The 2030 Term Loan B Facility will mature on October 8, 2030. The amortization rate for the 2030 Term Loan B Facility is 1.00% per annum, or $30 million, payable in quarterly installments beginning on September 30, 2025. 126NumberCo may direct that prepayments be applied to such amortization payments in order of maturity. Aggregate mandatory quarterly amortization payments for the 2030 Term Loan B Facility will be $143 million through October 2030.
Borrowings under the 2030 Term Loan B Facility bear interest, with respect to U.S. dollar borrowings, based on 126NumberCo’s election of either (1) an alternate base rate equal to the highest of: (i) the prime rate then in effect, (ii) the greater of the Federal Funds Effective Rate and the overnight bank funding rate (each subject to a 0% floor), plus 0.500% and (iii) the Adjusted Term SOFR Rate (as defined in the 2025 Credit Agreement) for a one-month interest period, plus 1.000%, subject to a 1.000% floor, plus the Applicable Rate (as defined in the 2025 Credit Agreement) or (2) the Adjusted Term SOFR Rate for the applicable interest period, subject to a 0% floor, plus the Applicable Rate. The Applicable Rate in connection with a borrowing under the 2030 Term Loan B Facility is 5.25% per annum for alternate base rate borrowings and 6.25% per annum for Adjusted Term SOFR Rate borrowings.
The 2030 Revolving Credit Facility will mature on the earlier of April 8, 2030 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company or 126NumberCo in an aggregate principal amount in excess of $1,000 million. Borrowings under the 2030 Revolving Credit Facility can be made in U.S. dollars, Canadian dollars or euros. As of December 31, 2025, the Company had no outstanding borrowings and had $32 million of issued and outstanding letters of credit on the 2030 Revolving Credit Facility.
Borrowings under the 2030 Revolving Credit Facility bear interest, with respect to U.S. dollar borrowings, based on 126NumberCo’s election of either (1) an alternate base rate equal to the highest of: (i) the prime rate then in effect, (ii) the greater of the Federal Funds Effective Rate and the overnight bank funding rate (each subject to a 0% floor), plus 0.500% and (iii) the Adjusted Term SOFR Rate for a one-month interest period (subject to a 0% floor) plus 1.000%, plus the Applicable Rate or (2) the Adjusted Term SOFR Rate for the applicable interest period (subject to a 0% floor), plus the Applicable Rate.
Borrowings under the 2030 Revolving Credit Facility bear interest, with respect to Canadian Dollar borrowings, based on 126NumberCo’s election of either (1) the Canadian Overnight Repo Rate Average (“Term CORRA”) plus 0.29547% for a one month interest period or 0.32138% for a three-month interest period (subject to a 0% floor), plus the Applicable Rate or (2) a rate equal to the highest of: (i) the Canadian prime rate then in effect and (ii) the annual rate of interest equal to the sum of the (x) Term CORRA rate plus 0.29547% and (y) 1.00% (each subject to a 1.00% floor), plus the Applicable Rate.
Borrowings under the 2030 Revolving Credit Facility bear interest, with respect to Euro borrowings, based on the Adjusted EURIBOR Screen Rate (as defined in the 2025 Credit Agreement), subject to a 0% floor, for any applicable interest period plus the Applicable Rate.
The Applicable Rate with respect to the 2030 Revolving Credit Facility in connection with alternate base rate borrowings, Canadian prime rate loans and swingline loans is 3.25% and in connection with Adjusted Term SOFR Rate, Adjusted EURIBOR Rate and Adjusted Term CORRA Rate (each as defined in the 2025 Credit Agreement) loans is 4.25%; provided that, in connection with any borrowing, the Applicable Rate is subject to two 0.250% step-downs subject to compliance with a Blended First Lien Leverage Ratio (as defined in the 2025 Credit Agreement) of equal to or less than 2.6:1.00 and equal to or less than 2.1:1.00, respectively. In addition, 126NumberCo is required to pay commitment fees of 0.50% per annum in respect of the unutilized commitments (but in the case of swingline loans, whether utilized or unutilized) under the 2030 Revolving Credit Facility, payable quarterly in arrears, subject to two 0.125% step-downs subject to compliance with a Blended First Lien Leverage Ratio of equal to or less than 2.6:1.00 and equal to or less than 2.1:1.00, respectively. 126NumberCo is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the Applicable Rate in connection with Adjusted Term SOFR Rate loans, Adjusted EURIBOR Rate loans and Adjusted Term CORRA Rate loans under the 2030 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees (not to exceed 0.125% per annum) for the issuance of letters of credit and agency fees.
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
The 2025 Credit Agreement provided for an accordion feature that allowed 126NumberCo, prior to December 31, 2025, to incur incremental equivalent debt in an aggregate amount not to exceed $1,600 million. The incurrence of such incremental term loan facilities or incremental equivalent debt was subject to certain conditions, including that a specified amount of Bausch + Lomb shares are added to the Bausch + Lomb Share Collateral based on the amount of such incremental term loan facilities or incremental equivalent debt incurred. Pursuant to the December 2025 Exchange described above, 126NumberCo issued $1,600 million of such incremental equivalent debt in the form of new 2032 Senior Secured Notes. In addition, the Company, 126NumberCo and the guarantors are permitted to incur junior indebtedness in an amount such that after giving effect to the incurrence of any such debt, the Company would be in compliance, on a pro forma basis after giving effect to such incurrence of such indebtedness, with either a (i) Fixed Charge Coverage Ratio (as defined in the 2025 Credit Agreement) that is no less than 2.00 to 1.00 or (ii) Total Leverage Ratio (as defined in the 2025 Credit Agreement) that is no greater than 6.50 to 1.00, provided that, in each case, the terms of such junior indebtedness are not materially more favorable than the terms of the 2025 Senior Secured Credit Facilities, the weighted average life to maturity of such junior indebtedness is not shorter than the remaining weighted average life to maturity of any term loans outstanding, and the final maturity date of such junior indebtedness is no earlier than 91 days after the Latest Maturity Date (as defined in the 2025 Credit Agreement) then in effect.
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
Bausch + Lomb 2025 Refinancing Activity
On June 26, 2025, Bausch + Lomb entered into a third amendment to its credit agreement (the “B+L 2025 Credit Facility Amendment”; the B+L Original Credit Agreement, as amended by the B+L September 2023 Credit Facility Amendment, the B+L November 2024 Credit Facility Amendment and the B+L 2025 Credit Facility Amendment, the “B+L Amended Credit Agreement”), whereby Bausch + Lomb entered into an $800 million revolving credit facility maturing June 26, 2030 (subject to customary “springing” maturity provisions) (the “B+L 2030 Revolving Credit Facility”) and a new $2,325 million term B loan facility maturing January 15, 2031 (the “B+L January 2031 Term Loan B Facility”, and together with the B+L September 2028 Term Loan B Facility, the “B+L Term Facilities”; the B+L Term Facilities, together with the B+L 2030 Revolving Credit Facility, the “B+L Senior Secured Credit Facilities”). The net proceeds from the B+L January 2031 Senior Secured Notes offering (as described below) and the B+L January 2031 Term Loan B Facility were used by

Bausch + Lomb to: (i) repay in full borrowings under the B+L May 2027 Revolving Credit Facility, (ii) refinance, in full, its outstanding term loans due 2027 and (iii) pay related fees and expenses (these transactions together, the “B+L 2025 Refinancing Activity”).
The B+L Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The B+L Term Facilities are denominated in U.S. dollars, and borrowings under the B+L 2030 Revolving Credit Facility can be made in U.S. dollars, euros, pounds sterling and Canadian dollars. As of December 31, 2025, the principal amounts outstanding under the B+L September 2028 Term Loan B Facility and the B+L January 2031 Term Loan B Facility were $489 million and $2,313 million, respectively. As of December 31, 2025, Bausch + Lomb had $100 million of outstanding borrowings, $36 million of issued and outstanding letters of credit and remaining availability, subject to certain customary conditions, of $664 million under its B+L 2030 Revolving Credit Facility.
Borrowings under the B+L 2030 Revolving Credit Facility in: (i) U.S. dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) a term Secured Overnight Financing Rate (“SOFR”)-based rate or (b) a U.S. dollar base rate, (ii) Canadian dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) a term Canadian Overnight Repo Rate Average (“CORRA”)-based rate or (b) a Canadian dollar prime rate, (iii) euros bear interest at a rate per annum equal to the Euro Interbank Offered Rate (“EURIBOR”) and (iv) pounds sterling bear interest at a rate per annum equal to Sterling Overnight Index Average (“SONIA”) (provided, however, that the term SOFR-based rate, term CORRA-based rate, EURIBOR and SONIA shall be no less than 0.00% per annum at any time and the U.S. dollar base rate and the Canadian dollar prime rate shall be no less than 1.00% per annum at any time), in each case, plus the Applicable Rate (as defined in the B+L Amended Credit Agreement). Term SOFR-based borrowings under the B+L 2030 Revolving Credit Facility are not subject to any credit spread adjustment.
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
Borrowings under the B+L September 2028 Term Loan B Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.00%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.00% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the B+L September 2028 Term Loan B Facility are not subject to any credit spread adjustment. The stated rate of interest under the B+L September 2028 Term Loan B Facility as of December 31, 2025 was 7.72% per annum.
Borrowings under the B+L January 2031 Term Loan B Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.25%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.25% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the B+L January 2031 Term Loan B Facility are not subject to any credit spread adjustment. The stated rate of interest under the B+L January 2031 Term Loan B Facility as of December 31, 2025 was 7.97% per annum.
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
The amortization rate for the B+L September 2028 Term Loan B Facility is 1.00% per annum, or $5 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of December 31, 2025, the remaining mandatory quarterly amortization payments for the B+L September 2028 Term Loan B Facility were $13 million through June 2028, with the remaining term loan balance being due in September 2028.

The amortization rate for the B+L January 2031 Term Loan B Facility is 1.00% per annum, or $23 million, payable in quarterly installments, with the first installment to be paid on September 30, 2025. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of December 31, 2025, the remaining mandatory quarterly amortization payments for the B+L January 2031 Term Loan B Facility are $116 million through December 2030, with the remaining term loan balance being due in January 2031.
Senior Secured Notes
2032 Senior Secured Notes
The 2032 Senior Secured Notes have a stated interest rate of 10.00%, payable semi-annually in arrears on each of April 15 and October 15. The 2032 Senior Secured Notes are: (i) secured, subject to customary limitations, by a first priority lien on substantially all of the assets of 126NumberCo, including the Bausch + Lomb Share Collateral and (ii) jointly and severally guaranteed by (x) the Company and subsidiaries of the Company that guarantee the Existing Senior Notes (the “BHC Existing Note Guarantors”), with such guarantees secured by the assets of such guarantors, subject to customary limitations, by a first-priority lien that ranks pari passu with the liens securing the Existing Senior Secured Notes (as defined below) and the 2025 Credit Agreement and (y) certain subsidiaries of the Company that do not guarantee the Existing Senior Notes (the “NumberCo Note Guarantors”), with such guarantees secured by the assets of the NumberCo Note Guarantors (including the Bausch + Lomb Share Collateral), subject to customary limitations, by a first-priority lien that ranks pari passu with the liens securing the 2025 Credit Agreement.
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
The 2032 Senior Secured Notes are subject to mandatory redemption upon: (i) the receipt of net cash proceeds from the sale of Bausch + Lomb Share Collateral, (ii) the receipt of any dividends, distributions or other amounts on account of such Bausch + Lomb Share Collateral if such amounts received exceed $50 million or (iii) the receipt of funds from any repayment of principal on certain intercompany obligations.
Upon the occurrence of a change of control (as defined in the indenture that governs the 2032 Senior Secured Notes), holders of 2032 Senior Secured Notes may require 126NumberCo to repurchase such holder’s notes, in whole or in part, at a purchase price equal to 101% of the principal amount.
Existing Senior Secured Notes
The June 2028 Senior Secured Notes and 11.00% First Lien Secured Notes (collectively, the “Existing Senior Secured Notes”) are guaranteed by the BHC Existing Note Guarantors. 126NumberCo and its direct parent, 153NumberCo are non-guarantor restricted subsidiaries with respect to the Existing Senior Secured Notes.
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
Upon the occurrence of a change of control (as defined in the indentures that govern the Existing Senior Secured Notes), holders of the Existing Senior Secured Notes may require the Company to repurchase such holder’s Existing Senior Secured Notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to, but not including, the purchase date applicable to the Existing Senior Secured Notes.

In connection with the issuance of the 2032 Senior Secured Notes, the Company capitalized $64 million of payments made to third parties. These capitalized costs are being amortized as interest expense over the remaining term of the 2032 Senior Secured Notes.
5.500% Senior Secured Notes due 2025
On October 17, 2017, the Company issued $1,000 million, and, on November 21, 2017, the Company issued $750 million, aggregate principal amount of 5.500% Senior Secured Notes due November 2025 (the “November 2025 Secured Notes”), in a private placement. In connection with the April 2025 Refinancing Transactions, the Company repaid in full and terminated the November 2025 Secured Notes.
6.125% Senior Secured Notes due 2027
On February 10, 2022, the Company issued $1,000 million aggregate principal amount of 6.125% Senior Secured Notes due February 2027 (the “February 2027 Secured Notes”). The proceeds from the February 2027 Secured Notes, along with proceeds from the B+L IPO, the 2027 term loan B facilities and related debt financing of B+L in connection with the B+L Revolving Credit Facility (the “B+L Debt Financing”) and cash on hand, were used to redeem the April 2025 Unsecured Notes and refinance certain other debt in connection with the 2022 Amended Credit Agreement (the “Credit Agreement Refinancing”). In connection with the April 2025 Refinancing Transactions, the Company repaid in full and terminated the February 2027 Secured Notes.
5.750% Senior Secured Notes due 2027
On March 8, 2019, the Company issued $500 million aggregate principal amount of 5.750% Senior Secured Notes due August 2027 (the “August 2027 Secured Notes”) in a private placement. In connection with the April 2025 Refinancing Transactions, the Company repaid in full and terminated the August 2027 Secured Notes.
4.875% Senior Secured Notes due 2028
On June 8, 2021, the Company issued $1,600 million aggregate principal amount of the June 2028 Senior Secured Notes in a private placement. The proceeds and cash on hand were used to: (i) repurchase a portion and redeem the remainder of $1,600 million of the 7.000% Senior Secured Notes due March 15, 2024 (the “March 2024 Secured Notes”), representing the remaining outstanding principal balance of the March 2024 Secured Notes and (ii) pay all fees and expenses associated with these transactions.
The June 2028 Senior Secured Notes are redeemable at the option of the Company, in whole or in part, at the redemption prices set forth in the June 2028 Senior Secured Notes indenture, plus accrued and unpaid interest to, but not including, the date of the redemption.
On December 26, 2025, $797 million in aggregate principal balance of the June 2028 Senior Secured Notes, were validly tendered and accepted by the Company in connection with the December 2025 Exchange. The remaining outstanding principal amount of the June 2028 Senior Secured Notes following the December 2025 Exchange is $803 million.
2022 Exchange Notes
On September 30, 2022, the Company issued $1,774 million aggregate principal amount of 11.00% First Lien Secured Notes, with a stated interest of 11.00% per year that is payable semi-annually in arrears on each March 30 and September 30. The 11.00% First Lien Secured Notes are redeemable, in whole or in part, at any time at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the date of redemption plus a “make-whole” premium as described in the 11.00% First Lien Secured Notes indenture.
On December 26, 2025, $886 million in aggregate principal balance of 11.00% First Lien Secured Notes, were validly tendered and accepted by the Company in connection with the December 2025 Exchange. The remaining outstanding principal amount of 11.00% First Lien Secured Notes following the December 2025 Exchange is $888 million.
On September 30, 2022, the Company issued $500 million aggregate principal amount of 14.00% Second Lien Secured Notes due October 15, 2030 (the “14.00% Second Lien Secured Notes”), and have stated interest of 14.00% per year that is payable semi-annually in arrears on each April 15 and October 15. The 14.00% Second Lien Secured Notes are redeemable, in whole or in part, at the applicable redemption prices set forth in the 14.00% Second Lien Secured Notes indenture.

9.00% Intermediate Holdco Senior Secured Notes
In September 2022, 13575209 B.C. Ltd., an indirect subsidiary of the Company, issued $999 million aggregate principal amount of 9.00% Intermediate Holdco Secured Notes due January 30, 2028 (the “9.00% Intermediate Holdco Secured Notes”).
On April 8, 2025 in connection with the April 2025 Refinancing Transactions, the Company repaid in full and terminated the 9.00% Intermediate Holdco Secured Notes. The redemption of the 9.00% Intermediate Holdco Secured Notes was accounted for as an extinguishment of debt and the Company incurred a gain on extinguishment of debt of $226 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value (which represents the write-off of the unamortized premium).
Bausch + Lomb 8.375% Senior Secured Notes due 2028
On September 29, 2023, Bausch + Lomb issued $1,400 million aggregate principal amount of 8.375% Senior Secured Notes due October 2028 (the “B+L October 2028 Senior Secured Notes”). A portion of the proceeds from the B+L October 2028 Senior Secured Notes, along with the proceeds of the B+L September 2028 Term Loan B Facility, were used to finance the $1,750 million upfront payment related to the acquisition of XIIDRA® and certain other ophthalmology assets from Novartis (as discussed in Note 3, “LICENSING AGREEMENTS AND ACQUISITIONS”) and related acquisition and financing costs. The B+L October 2028 Senior Secured Notes accrue interest at a rate of 8.375% per year, payable semi-annually in arrears on each April 1 and October 1, commencing on April 1, 2024.
The B+L October 2028 Senior Secured Notes are guaranteed by each of Bausch + Lomb’s subsidiaries that is a guarantor under the B+L Amended Credit Agreement (the “B+L Note Guarantors”). The B+L October 2028 Senior Secured Notes and the guarantees related thereto are senior obligations and are secured, subject to permitted liens and certain other exceptions, by the same first priority liens that secure Bausch + Lomb’s obligations under the B+L Amended Credit Agreement under the terms of the indentures governing the B+L October 2028 Senior Secured Notes.
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
Bausch + Lomb Senior Secured Notes due January 2031
On June 26, 2025, certain of Bausch + Lomb’s subsidiaries, Bausch + Lomb Netherlands B.V. and Bausch & Lomb Incorporated (the “B+L Issuers”), issued €675 million aggregate principal amount of Senior Secured Floating Rate Notes due January 2031 (the “B+L January 2031 Senior Secured Notes”, and together with the B+L October 2028 Senior Secured Notes, the “B+L Senior Secured Notes”). The proceeds from the B+L January 2031 Senior Secured Notes, along with the proceeds of the B+L January 2031 Term Loan B Facility (as described above), were used by Bausch + Lomb to: (i) repay in full, outstanding borrowings under the B+L May 2027 Revolving Credit Facility, (ii) refinance, in full, its outstanding term loans due 2027 and (iii) pay related fees and expenses. The B+L January 2031 Senior Secured Notes accrue interest at a rate per annum of: (i) three-month EURIBOR (subject to a 0% floor) plus (ii) 3.875%, reset quarterly, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, which commenced on January 15, 2026. At December 31, 2025, the B+L January 2031 Senior Secured Notes bore interest at 5.87% per annum.
The B+L January 2031 Senior Secured Notes are guaranteed by Bausch + Lomb and each of its subsidiaries (other than the B+L Issuers) that is a guarantor under the B+L Amended Credit Agreement (collectively, the “B+L 2031 Note Guarantors”). The B+L January 2031 Senior Secured Notes and the guarantees related thereto are senior obligations and are secured, subject to permitted liens and certain other exceptions, by the same first priority liens that secure the borrowings under the B+L Amended Credit Agreement and the obligations under the B+L October 2028 Senior Secured Notes.
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
On November 29, 2022, the Company designated 126NumberCo as an unrestricted subsidiary of the Company in accordance with the terms of the Company’s debt documents. In connection therewith, all of the subsidiaries of 126NumberCo, including Bausch + Lomb and its subsidiaries, became unrestricted subsidiaries of the Company and, as a result, are not subject to the covenants under the Bausch Health debt documents, and the earnings and net debt of Bausch + Lomb, as defined in the relevant debt documents, are also not included in the calculation of the Company’s financial maintenance covenant. In March 2025, in connection with the April 2025 Refinancing Transactions, 126NumberCo was re-designated as a restricted subsidiary of the Company, however, Bausch + Lomb and its subsidiaries continue to be unrestricted subsidiaries of the Company. As of December 31, 2025, 126NumberCo, directly or indirectly, held approximately 88% of the issued and outstanding shares of Bausch + Lomb.
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
In connection with the closing of the B+L IPO, the discharge of the April 2025 Unsecured Notes Indenture and the related release in respect of the predecessor agreement to the 2022 Amended Credit Agreement (the “2018 Restated Credit Agreement”), the guarantees and related security provided by Bausch + Lomb and its subsidiaries in respect of the existing senior notes of the Company and BHA were released.
9.000% Senior Unsecured Notes due 2025
On December 18, 2017, the Company issued $1,500 million aggregate principal amount of 9.000% Senior Unsecured Notes due 2025 (the “December 2025 Unsecured Notes”) in a private placement. The related fees and expenses were paid using cash on hand.
On September 30, 2022, $541 million in aggregate principal balance of the December 2025 Unsecured Notes were validly tendered and accepted by the Company in connection with the 2022 Exchange described below. In December 2023, $4 million in aggregate principal balance of the December 2025 Unsecured Notes were purchased in the open market and retired. In January 2024 and May 2024, $420 million in aggregate principal balance were purchased in the open market and in a privately negotiated transaction and retired. During April 2025, in connection with the April 2025 Refinancing Transactions, the Company repaid in full and terminated the December 2025 Unsecured Notes.
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
On September 30, 2022, $752 million in aggregate principal balance of the April 2026 Unsecured Notes were validly tendered and accepted by the Company in connection with the 2022 Exchange described below. In December 2023, $4 million in aggregate principal balance of the April 2026 Unsecured Notes were purchased in the open market and retired. In January 2024, $135 million in aggregate principal balance were purchased in the open market and retired. During August 2025, the Company repurchased and retired the remaining outstanding April 2026 Unsecured Notes.
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

BHA may redeem all or a portion of the January 2027 Unsecured Notes at the applicable redemption prices set forth in the January 2027 Unsecured Notes indenture, plus accrued and unpaid interest to the date of redemption. On September 30, 2022, $1,099 million in aggregate principal balance of the 8.500% January 2027 Unsecured Notes were validly tendered and accepted by the Company in connection with the 2022 Exchange described below.
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
On September 30, 2022, $540 million and $373 million in aggregate principal balance of the 7.000% January 2028 Unsecured Notes and 7.250% May 2029 Unsecured Notes, respectively, were validly tendered and accepted by the Company in connection with the 2022 Exchange described below.
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
On September 30, 2022, $710 million and $332 million in aggregate principal balance of the 5.000% January 2028 Unsecured Notes and the January 2030 Unsecured Notes, respectively, were validly tendered and accepted by the Company in connection with the 2022 Exchange described below.
6.250% Senior Unsecured Notes due 2029
On May 26, 2020, the Company issued $1,500 million aggregate principal amount of 6.250% Senior Unsecured Notes due February 2029 (the “6.250% February 2029 Unsecured Notes”) in a private placement. The proceeds and cash on hand were used to: (i) repurchase $1,250 million aggregate principal amount of the outstanding March 2022 Secured Notes, (ii) prepay $303 million of mandatory amortization scheduled for payment in 2022 under the Company’s June 2025 and November 2025 Term Loan B Facility and (iii) pay all fees and expenses associated with these transactions, The 6.250% February 2029 Unsecured Notes accrue interest at the rate of 6.250% per year, payable semi-annually in arrears on each of February 15 and August 15.
The Company may redeem all or a portion of the 6.250% February 2029 Unsecured Notes at the applicable redemption prices set forth in the 6.250% February 2029 Unsecured Notes indenture, plus accrued and unpaid interest to, but not including, the date of redemption.
On September 30, 2022, $540 million in aggregate principal balance of the 6.250% February 2029 Unsecured Notes were validly tendered and accepted by the Company in connection with the 2022 Exchange described below.
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
On September 30, 2022, $371 million and $336 million in aggregate principal balance of the 5.000% February 2029 Unsecured Notes and 5.250% February 2031 Unsecured Notes, respectively, were validly tendered and accepted by the Company in connection with the 2022 Exchange described below.
2022 Exchange
On September 30, 2022, the Company closed a series of transactions whereby it exchanged (the “2022 Exchange”) validly tendered senior unsecured notes with an aggregate outstanding principal balance of $5,594 million for $3,125 million in aggregate principal balance of newly issued secured notes, a reduction of outstanding principal of $2,469 million.
The secured notes issued in the 2022 Exchange consisted of: (i) $1,774 million in aggregate principal amount of the 11.00% First Lien Secured Notes issued by the Company, (ii) $352 million in aggregate principal amount of new 14.00% Second Lien Secured Notes (the 14.00% Second Lien Secured Notes and, together with the 11.00% First Lien Secured Notes, the “2022 Exchange Notes”) issued by the Company and (iii) $999 million in aggregate principal amount of new 9.00% Intermediate Holdco Secured Notes, together with the 2022 Exchange Notes, the “2022 Secured Notes”) issued by 1375209 B.C. Ltd, an existing indirect wholly-owned unrestricted subsidiary of the Company.
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
As of December 31, 2025, the remaining premium on the 2022 Secured Notes was $493 million, which is being reduced as contractual interest payments are made on the 2022 Secured Notes. During 2025 and 2024, the Company made contractual interest payments of $312 million and $334 million, respectively, related to the 2022 Secured Notes, of which $276 million and $295 million, respectively, was recorded as a reduction of the premium.
On April 8, 2025, in connection with the April 2025 Refinancing Transactions, the Company repaid in full and terminated the 9.00% Intermediate Holdco Secured Notes. The redemption of the 9.00% Intermediate Holdco Secured Notes was accounted for as an extinguishment of debt and the Company incurred a gain on extinguishment of debt of $226 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value (which represents the write-off of the unamortized premium).
In connection with the December 2025 Exchange (as detailed above), the Company exchanged $886 million in aggregate principal amount of 11.00% First Lien Secured Notes with unamortized premiums of $263 million for $903 million of aggregate principal amount of 2032 Senior Secured Notes. This exchange was accounted for as a modification of debt, and accordingly the unamortized premium associated with the exchanged 11.00% First Lien Secured Notes will now be amortized over the remaining term of the newly issued 2032 Senior Secured Notes.
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of December 31, 2025 and 2024 was 8.54% and 7.72%, respectively. Due to the accounting treatment for the 2022 Secured Notes, interest expense in the Company’s financial statements for 2025 and 2024, and in future periods will not be representative of the weighted average stated rate of interest.
Gain on Extinguishment of Debt
The Company may, from time to time, purchase outstanding debt for cash in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, future liquidity requirements, contractual restrictions and other factors.
In connection with the April 2025 Refinancing Transactions, the August 2025 Repurchase Activity, the AR Credit Facility termination and the B+L 2025 Refinancing Activity, the Company recognized a net gain on extinguishment of debt of $162 million in 2025.

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
Maturities and Mandatory Payments
Maturities and mandatory payments of debt obligations for the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
2026	$58
2027	701
2028	4,240
2029	1,662
2030	4,118
Thereafter	9,453
Total debt obligations	20,232
Unamortized premiums, discounts and issuance costs	585
Total long-term debt and other	$20,817
Bausch + Lomb January 2026 Refinancing Activity
In January 2026, Bausch + Lomb entered into a refinancing transaction to extend its maturities and lower its interest rates. The refinancing transaction consisted of entering into a term loan facility in the form of a refinancing amendment (the “B+L January 2026 Credit Facility Amendment”) to the existing B+L credit agreement, and consisted of $2,802 million of new term loans maturing on January 15, 2031 (the “B+L January 2031 Refinancing Term Facility”). The proceeds from the B+L January 2031 Refinancing Term Facility were used to refinance the B+L September 2028 Term Loan B Facility and the B+L January 2031 Term Loan B Facility. The maturity table above excludes the impact of the B+L January 2026 Credit Facility Amendment.
Borrowings under the B+L January 2031 Refinancing Term Facility bear interest at a rate per annum equal to, at the option of Bausch + Lomb, either: (i) a term SOFR-based rate, plus an applicable margin of 3.75%, or (ii) a U.S. dollar base rate, plus an applicable margin of 2.75%. The amortization rate for the B+L September 2028 Term Loan B Facility is 1.00% per annum, or $28 million, payable in quarterly installments.
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
The amounts included in Accumulated other comprehensive loss as of December 31, 2025 and 2024 were as follows:

	Pension Benefit Plans				U.S. Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2025	2024	2025	2024	2025	2024
Unrecognized actuarial (losses) gains	$(26)	$(29)	$(18)	$(20)	$5	$4
Unrecognized prior service credits	$—	$—	$23	$21	$—	$1
Net Periodic Cost (Benefit)
The table below provides the components of net periodic cost (benefit) for the Company’s defined benefit pension plans and postretirement benefit plan in 2025, 2024 and 2023:

	Pension Benefit Plans						U.S. Postretirement Benefit Plan
	U.S. Plan			Non-U.S. Plans
(in millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost	$1	$1	$2	$3	$3	$3	$—	$—	$—
Interest cost	8	8	9	5	5	5	1	1	1
Expected return on plan assets	(8)	(9)	(9)	(4)	(4)	(4)	—	—	—
Amortization of net loss	1	1	1	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	(1)	(1)	(1)	(2)	(2)
Settlement loss recognized	—	—	—	—	1	2	—	—	—
Net periodic cost (benefit)	$2	$1	$3	$4	$4	$5	$—	$(1)	$(1)

Benefit Obligation, Change in Plan Assets and Funded Status
The table below presents components of the change in projected benefit obligation, change in plan assets and funded status for 2025 and 2024:

	Pension Benefit Plans				U.S. Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2025	2024	2025	2024	2025	2024
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$161	$170	$114	$123	$23	$25
Service cost	1	1	3	3	—	—
Interest cost	8	8	5	5	1	1
Settlements	—	—	(1)	(3)	—	—
Benefits paid	(16)	(15)	(5)	(5)	(2)	(2)
Actuarial loss (gain)	4	(3)	(12)	1	—	(1)
Currency translation adjustments	—	—	14	(10)	—	—
Projected benefit obligation, end of year	158	161	118	114	22	23

Change in Plan Assets
Fair value of plan assets, beginning of year	155	162	95	100	—	—
Actual return on plan assets	16	6	(4)	6	—	—
Company contributions	—	2	2	3	2	2
Settlements	—	—	(1)	(3)	—	—
Benefits paid	(16)	(15)	(5)	(5)	(2)	(2)
Currency translation adjustments	—	—	12	(6)	—	—
Fair value of plan assets, end of year	155	155	99	95	—	—
Funded status, end of year	$(3)	$(6)	$(19)	$(19)	$(22)	$(23)

Recognized as:
Other non-current assets	$—	$—	$27	$22	$—	$—
Accrued and other current liabilities	$—	$—	$3	$2	$3	$3
Other non-current liabilities	$3	$6	$43	$39	$19	$20
Included in Settlement loss recognized and Settlements in the tables above are the costs and payments associated with the conversion of a portion of the Company’s defined benefit plan in Ireland to a defined contribution plan.
A number of the Company’s pension benefit plans were underfunded as of December 31, 2025 and 2024, having accumulated benefit obligations exceeding the fair value of plan assets. Information for the underfunded pension benefit plans is as follows:

	U.S. Plan		Non-U.S. Plans
(in millions)	2025	2024	2025	2024
Projected benefit obligation	$158	$161	$50	$46
Accumulated benefit obligation	158	161	42	39
Fair value of plan assets	155	155	4	4
The Company’s policy for funding its pension benefit plans is to make contributions that meet or exceed the minimum statutory funding requirements. These contributions are determined based upon recommendations made by the actuary under accepted actuarial principles. In 2026, the Company expects to contribute $3 million, $4 million and $3 million to the U.S. pension benefit plan, the non-U.S. pension benefit plans and the U.S. postretirement benefit plan, respectively. The Company plans to use postretirement benefit plan assets and cash on hand, as necessary, to fund the U.S. postretirement benefit plan benefit payments in 2026.

Estimated Future Benefit Payments
Future benefit payments over the next 10 years for the pension benefit plans and the postretirement benefit plan, which reflect expected future service, as appropriate, are expected to be paid as follows:

(in millions)	Pension Benefit Plans		U.S. Postretirement Benefit Plan
	U.S. Plan	Non-U.S. Plans
2026	$14	$6	$3
2027	19	6	3
2028	17	7	3
2029	16	7	2
2030	15	7	2
2031 - 2035	62	44	8
Assumptions
The weighted-average assumptions used to determine net periodic benefit costs and benefit obligations for 2025, 2024 and 2023 were as follows:

	Pension Benefit Plans			U.S. Postretirement Benefit Plan
	2025	2024	2023	2025	2024	2023
For Determining Net Periodic Cost (Benefit)
U.S. Plans:
Discount rate	5.53%	5.11%	5.41%	5.44%	5.08%	5.39%
Expected rate of return on plan assets	5.50%	6.00%	6.00%	—	—	—
Rate of compensation increase	—	—	—	—	—	—
Interest crediting rate	4.75%	4.75%	4.75%
Non-U.S. Plans:
Discount rate	6.69%	6.59%	6.67%
Expected rate of return on plan assets	7.32%	7.06%	6.80%
Rate of compensation increase	3.74%	3.71%	3.71%

	Pension Benefit Plans		U.S. Postretirement Benefit Plan

	2025	2024	2025	2024
For Determining Benefit Obligation
U.S. Plans:
Discount rate	5.19%	5.53%	5.01%	5.44%
Rate of compensation increase	—	—	—	—
Interest crediting rate	4.75%	4.75%
Non-U.S. Plans:
Discount rate	6.61%	6.69%
Rate of compensation increase	3.72%	3.74%
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

The 2026 expected rate of return for the U.S. pension benefit plan will be 5.50%. The 2026 expected rate of return for the Ireland pension benefit plans will be 4.50%.
Pension Benefit Plan Assets
Pension benefit plan assets are invested in several asset categories. The following presents the actual asset allocation as of December 31, 2025 and 2024:

	2025	2024
U.S. Plan
Cash and cash equivalents	1%	1%
Equity securities	30%	29%
Fixed income securities	69%	70%
Non-U.S. Plans
Cash and cash equivalents	24%	12%
Equity securities	20%	26%
Fixed income securities	15%	14%
Other	41%	48%
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
The table below presents total plan assets by investment category as of December 31, 2025 and 2024 and the classification of each investment category within the fair value hierarchy with respect to the inputs used to measure fair value. There were no transfers between Level 1, Level 2 or Level 3 during 2025 and 2024.

	Pension Benefit Plans - U.S. Plans
	December 31, 2025				December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2	$—	$—	$2	$1	$—	$—	$1
Commingled funds:
Equity securities:
U.S. broad market	—	25	—	25	—	24	—	24
Emerging markets	—	5	—	5	—	5	—	5
Worldwide developed markets	—	11	—	11	—	11	—	11
Other assets	—	6	—	6	—	6	—	6
Fixed income securities:
Investment grade	—	106	—	106	—	108	—	108
	$2	$153	$—	$155	$1	$154	$—	$155

	Pension Benefit Plans - Non-U.S. Plans
	December 31, 2025				December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$23	$—	$23	$—	$11	$—	$11
Commingled funds:
Equity securities:
Emerging markets	—	1	—	1	—	1	—	1
Worldwide developed markets	—	19	—	19	—	23	—	23
Fixed income securities:
Investment grade	—	1	—	1	—	1	—	1
Government bond funds	1	13	—	14	1	11	—	12
Other assets	—	31	9	40	—	32	13	45
	$1	$88	$9	$98	$1	$79	$13	$93
Cash equivalents consisted primarily of term deposits and money market instruments. The fair value of the term deposits approximates their carrying amounts due to their short-term maturities. The money market instruments also have short maturities and are valued using a market approach based on the quoted market prices of identical instruments.
Commingled funds are not publicly traded. The underlying assets in these funds are publicly traded on the exchanges and have readily available price quotes. The Ireland pension plans held approximately 89% and 90% of the non-U.S. commingled funds in 2025 and 2024, respectively. The commingled funds held by the U.S. and Ireland pension plans are primarily invested in index funds.
The underlying assets in the fixed income funds are generally valued using the net asset value per fund share, which is derived using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
Defined Contribution Plans
The Company sponsors defined contribution plans in the U.S., Ireland and certain other countries. Under these plans, employees are allowed to contribute a portion of their salaries to the plans and the Company matches a portion of the employee contributions. The Company contributed $54 million, $51 million and $49 million to these plans during the years ended December 31, 2025, 2024 and 2023, respectively.
12.LEASES
As disclosed in detail in Note 2, “SIGNIFICANT ACCOUNTING POLICIES”, the Company leases certain facilities, vehicles and equipment principally under multi-year agreements. In 2025, Bausch + Lomb entered into a sale and master lease agreement with a third party. Under this agreement, in October 2025, Bausch + Lomb sold various fixed asset equipment, for a sale price of $36 million, and then leased the equipment back through a three-year leaseback transaction. This transaction did not qualify as a sale under the applicable accounting guidance, and, as such, the associated equipment remained included within Property, plant and equipment, net. The Company refers to these failed sale-leasebacks as “financial leases” and recorded the related obligations in Financial leases and Non-current portion of Financial leases in the Consolidated Balance Sheets.

Right-of-use assets and lease liabilities associated with the Company’s operating leases and fixed asset equipment and financial lease associated with Bausch + Lomb’s lease back transaction are included in the Consolidated Balance Sheets as of December 31, 2025 and 2024 as follows:

(in millions)	2025	2024
Right-of-use assets included in:
Other non-current assets	$215	$211

Fixed asset equipment included in:
Property, plant and equipment, net	$36	$—

Lease liabilities included in:
Accrued and other current liabilities	$61	$58
Other non-current liabilities	167	165
Financial leases	11	—
Non-current portion of financial leases	23	—
Total lease liabilities	$262	$223
As of December 31, 2025, 2024 and 2023 the Company’s finance leases were not material and for the years 2025, 2024 and 2023, sub-lease income and short-term lease expense were not material. In December 2023, the Company exercised an option to early terminate the lease period for an office building in Bridgewater, New Jersey. As a result, the Company recognized a net charge of $12 million, representing adjustment to the lease liability to reduce it to the amount related to the remaining lease term, write-off of the right-of-use asset and a charge for a required termination payment.
Lease expense for the years 2025, 2024 and 2023 include:

(in millions)	2025	2024	2023
Operating lease costs	$83	$74	$65
Variable operating lease costs	$21	$21	$16
Interest on financial leases	$1	$—	$—

Other information related to operating leases and other financial liabilities for 2025, 2024 and 2023 is as follows:

(in millions)	2025	2024	2023
Cash paid from operating cash flows for amounts included in the measurement of lease liabilities	$86	$85	$73
Cash paid from operating cash flows for financial leases	$1	$—	$—
Cash paid from financing cash flows for financial leases	$2	$—	$—
Cash received from financing cash flows for financial leases	$36	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$60	$86	$27
Weighted-average remaining lease term - operating leases	6.1 years	6.2 years	5.5 years
Weighted-average remaining lease term - financial leases	2.8 years	—	—
Weighted-average discount rate - operating leases	8.1%	7.9%	7.1%
Weighted-average discount rate - financial leases	7.5%	—	—
As of December 31, 2025, future payments under noncancelable operating leases, and under the leaseback agreement that did not qualify as a sale, for each of the five succeeding years ending December 31 and thereafter are as follows:

(in millions)	Operating Leases	Financial Leases
2026	$77	$13
2027	63	13
2028	44	12
2029	22	—
2030	14	—
Thereafter	72	—
Total	292	38
Less: Imputed interest	64	4
Present value of remaining lease payments	228	34
Less: Current portion	61	11
Non-current portion	$167	$23
13.    SHARE-BASED COMPENSATION
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
Approximately 25,890,000 common shares were available for future grants as of December 31, 2025. The Company uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
Bausch Health’s Long-Term Incentive Plan
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

The following table summarizes the components and classification of the Company’s share-based compensation expense related to stock options and RSUs for the years 2025, 2024 and 2023:

(in millions)	2025	2024	2023
Stock options	$15	$13	$17
RSUs	201	137	115
Share-based compensation expense	$216	$150	$132

Research and development expenses	$13	$11	$11
Selling, general and administrative expenses	203	139	121
Share-based compensation expense	$216	$150	$132
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
There were no stock options granted in 2025 and 2024. The fair values of all stock options granted in 2023 were estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2023
Expected stock option life (years)	3.0
Expected volatility	76.1%
Risk-free interest rate	4.8%
Expected dividend yield	—%
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
The following table summarizes stock option activity during 2025:

(in millions, except per share amounts)	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2025	8.1	$22.96
Expired or forfeited	(2.7)	$24.89
Outstanding, December 31, 2025	5.4	$21.96	4.3	$—
Vested and expected to vest, December 31, 2025	5.3	$22.03	4.2	$—
Vested and exercisable, December 31, 2025	5.1	$22.43	4.2	$—
The weighted-average fair values of all stock options granted in 2023 were $4.87. No stock options were exercised in 2025, 2024 and 2023.

As of December 31, 2025, the total remaining unrecognized compensation expense related to non-vested stock options amount to less than $1 million, which will be amortized over the weighted-average remaining requisite service period of approximately 0.2 years.
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
The following table summarizes non-vested time-based RSU activity during 2025:

(in millions, except per share amounts)	Time-Based RSUs	Weighted- Average Grant-Date Fair Value Per Share
Non-vested, January 1, 2025	8.1	$9.34
Granted	6.3	$7.40
Vested	(4.2)	$9.59
Forfeited	(1.0)	$7.79
Non-vested, December 31, 2025	9.2	$8.05
As of December 31, 2025, the total remaining unrecognized compensation expense related to non-vested time-based RSUs amounted to $33 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.6 years. The total fair value of time-based RSUs vested in 2025, 2024 and 2023 were $40 million, $55 million and $74 million, respectively.
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
The fair value of each Adjusted Operating Cash Flow performance-based RSU granted during 2025, 2024 and 2023 respectively, was estimated using a Monte Carlo Simulation model, which utilizes multiple input variables to estimate the probability that the performance condition will be achieved. Expense recognized for the performance-based RSUs in each reporting period reflects the Company’s latest estimate of the number of performance-based RSUs that are expected to vest. If the performance-based RSUs do not ultimately vest due to the targets not being met, no compensation expense is recognized and any previously recognized compensation expense is reversed.
The fair values of performance-based RSUs granted during 2025, 2024 and 2023 were estimated with the following assumptions:

	2025	2024	2023
Contractual term (years)	2.2	3.0	3.0
Expected Company share volatility	64%	64%	76%
Risk-free interest rate	4%	4%	5%
The expected company share volatility was determined based on implied volatility in the market traded options of the Company’s common stock. The risk-free interest rate was determined based on the rate at the time of grant for zero-coupon U.S. government bonds with maturity dates equal to the contractual term of the performance-based RSUs.
The following table summarizes non-vested performance-based RSU activity during 2025:

(in millions, except per share amounts)	Performance-based RSUs	Weighted- Average Grant-Date Fair Value Per Share
Non-vested, January 1, 2025	1.9	$9.87
Granted	2.0	$7.36
Vested	—	$—
Forfeited	(0.1)	$8.46
Non-vested, December 31, 2025	3.8	$8.51
As of December 31, 2025, the total remaining unrecognized compensation expense related to non-vested performance-based RSUs amounted to $24 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.4 years. A maximum of approximately 6,606,000 common shares could be issued upon vesting of the performance-based RSUs outstanding as of December 31, 2025.
Bausch Health 2025 Employee Stock Purchase Plan
On May 13, 2025, the shareholders of the Company approved the Bausch Health Companies Inc. 2025 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides eligible employees with an opportunity to purchase common shares from the Company at a discount through accumulated payroll deductions. The ESPP will be implemented through a series of offering periods to eligible employees. Under the ESPP, the offering periods will have a duration of six months commencing on June 1 or December 1 and ending on November 30 or May 31, respectively. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the lower of the fair market value per common share on either the grant date or the purchase date.
The first offering period to purchase common shares under the ESPP is December 1, 2025 through May 31, 2026. The fair value of all ESPP awards expected to be granted for the period December 1, 2025 through May 31, 2026 was less than $1 million and was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected term (years)	0.5
Expected volatility	54.7%
Risk-free interest rate	3.7%
Expected dividend yield	—%
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
Approximately 13,800,000 Bausch + Lomb common shares were available for future grants as of December 31, 2025 under the B+L Plan. Bausch + Lomb uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
In July 2025, the Talent and Compensation Committee of Bausch + Lomb approved certain amendments to the employment agreement by and between Brent Saunders, Chief Executive Officer (the “B+L CEO”) and Chair of the Board of Directors of Bausch + Lomb, and Bausch + Lomb, dated as of February 14, 2023, and the award agreement underlying certain performance stock units previously granted to Mr. Saunders in connection with his appointment as the B+L CEO (the “New Hire PSUs”). The amendments to the New Hire PSUs provided that the New Hire PSUs will now vest and payout between 120% - 330% of the target award on February 23, 2029 (the “New Performance End Date”), based on the level of achievement of (x) specified share-price hurdle goals ranging from $26.57 per share to $39.06 per share measured as of the New Performance End Date and (y) a new cumulative Adjusted EBITDA performance modifier goal for Bausch + Lomb’s 2025 - 2028 fiscal years measured against specified cumulative targets (which modifies the payout between a range of -40% to +40% of the payout level under the share-price hurdle performance goal, subject to Mr. Saunders’ continued employment through the New Performance End Date (subject to certain exceptions).
Stock Options
Stock options granted under the B+L Plan generally expire on the tenth anniversary of the grant date. The exercise price of any stock option granted under the B+L Plan will not be less than the closing price per common share on the date of grant. Stock options generally vest 33% each year over a three-year period, on the anniversary of the date of grant.
The fair values of all stock options granted under the Bausch + Lomb Plan for the years 2025, 2024 and 2023 were estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2025	2024	2023
Expected stock option life (years)	3.0	3.0	3.0
Expected volatility	36.8%	35.1%	35.3%
Risk-free interest rate	3.8%	4.5%	4.6%
Expected dividend yield	—%	—%	—%
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

The following table summarizes stock option activity under Bausch + Lomb’s Plan during 2025:

(in millions, except per share amounts)	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2025	9.0	$17.90
Granted	1.4	$15.86
Expired or forfeited	(0.4)	$18.00
Outstanding, December 31, 2025	10.0	$17.62	6.3	$2.0
Vested and expected to vest, December 31, 2025	9.6	$17.62	6.2	$1.9
Vested and exercisable, December 31, 2025	4.2	$17.97	4.7	$0.1
The weighted-average fair values of stock options granted to Bausch + Lomb employees in 2025, 2024 and 2023 were $4.66, $4.94 and $5.33, respectively. There were no stock options exercised in 2025 and 2023. The stock options exercised in 2024 were not material.
As of December 31, 2025, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $8 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.1 years.
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

The following table summarizes non-vested RSU activity under Bausch + Lomb’s Plan during 2025:

(in millions, except per share amounts)	RSUs	Weighted-Average Grant-Date Fair Value Per Share
Non-vested, January 1, 2025	6.2	$16.89
Granted	4.0	$15.47
Vested	(2.7)	$17.04
Forfeited	(0.7)	$15.98
Non-vested, December 31, 2025	6.8	$16.08
As of December 31, 2025, the total remaining unrecognized compensation expense related to non-vested RSUs amounted to $48 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.4 years. The total fair value of RSUs vested in 2025, 2024 and 2023 was $47 million, $41 million and $27 million, respectively.
Performance-Based RSUs
Each vested PSU represents the right of a holder to receive a number of Bausch + Lomb’s common shares up to a specified maximum. The performance-based PSUs are comprised of awards that vest upon: (i) achievement of certain share price appreciation conditions, including absolute and relative total shareholder return, (ii) attainment of certain performance targets that are based on Bausch + Lomb’s Organic Revenue Growth and (iii) level of achievement of: (a) a revenue metric and (b) a relative TSR metric (if applicable). If Bausch + Lomb’s performance is below a specified performance level, no common shares will be paid. The maximum level of achievement of the performance goals is 200% - 300% of the target.
The fair value of the TSR PSUs granted during 2025, 2024 and 2023 and the OPG PSUs granted during 2025 and 2024 were estimated using a Monte Carlo Simulation model, which utilizes multiple input variables to estimate the probability that the performance condition will be achieved. The fair value of the Organic Revenue Growth PSUs is estimated based on the trading price of Bausch + Lomb’s common shares on the date of grant. Expense recognized for the Organic Revenue Growth PSUs in each reporting period reflects Bausch + Lomb’s latest estimate of Organic Revenue Growth in determining the number of PSUs that are expected to vest. Expense recognized for the OPG PSUs in each reporting period reflects the latest probability of Bausch + Lomb’s achieving certain revenue targets in determining the number of PSUs that are expected to vest. If the Organic Revenue Growth PSUs do not ultimately vest due to the Organic Revenue Growth not being met and/or the OPG PSUs do not ultimately vest due to certain revenue targets not being met, no compensation expense is recognized and any previously recognized compensation expense is reversed.
The fair values of TSR PSUs and OPG PSUs granted during 2025, 2024 and 2023 were estimated with the following assumptions:

	2025	2024	2023
Contractual term (years)	3.0	3.0	3.6
Expected volatility	36.7%	35.1%	35.4%
Risk-free interest rate	3.8%	4.5%	4.5%
The expected volatility was determined based on implied and historical volatility of Bausch + Lomb’s selected peer companies. The risk-free interest rate was determined based on the rate at the time of grant for zero-coupon U.S. government bonds with maturity dates equal to the contractual terms of the TSR PSU and OPG PSU.

The following table summarizes the performance-based PSU activity during 2025:

(in millions, except per share amounts)	Performance-based RSUs	Weighted-Average Grant-Date Fair Value Per Share
Non-vested, January 1, 2025	4.1	$20.61
Granted	1.2	$15.90
Forfeited	(0.2)	$16.59
Non-vested, December 31, 2025	5.1	$19.67
During 2025, Bausch + Lomb granted approximately 1,166,000 performance-based RSUs, consisting of: (i) approximately 753,000 Organic Revenue Growth PSUs with a weighted-average grant date fair value of $15.98 per RSU, (ii) approximately 388,000 TSR PSUs with an average grant date fair value of $15.86 per RSU and (iii) approximately 25,000 OPG PSUs with a weighted-average grant date fair value of $14.06 per RSU.
As of December 31, 2025, the total remaining unrecognized compensation expense related to non-vested performance-based RSUs amounted to $79 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.8 years. A maximum of approximately 11,900,000 common shares could be issued upon vesting of the performance-based RSUs outstanding as of December 31, 2025. There were no performance-based RSUs that vested during 2025, 2024 and 2023.
14.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss as of December 31, 2025 and 2024 consists of:

(in millions)	2025	2024
Foreign currency translation adjustment	$(1,749)	$(2,162)
Pension adjustment, net of tax	(11)	(17)
Accumulated other comprehensive loss	$(1,760)	$(2,179)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to the Company’s retained earnings for foreign jurisdictions in which the Company is not considered to be permanently reinvested.
15.RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs for the years 2025, 2024 and 2023 consists of:

(in millions)	2025	2024	2023
Product related research and development	$612	$598	$573
Quality assurance	17	18	31
Research and development	$629	$616	$604

16.OTHER EXPENSE, NET
Other expense, net for the years 2025, 2024 and 2023 consists of:

(in millions)	2025	2024	2023
Acquired IPR&D costs	$114	$18	$—
Litigation and other matters, net of insurance recoveries and restitutions	61	220	(53)
Acquisition-related transaction costs	9	4	24
Net gain on sale of assets	(6)	(10)	(3)
Acquisition-related contingent consideration	(36)	15	59
Other, net	—	—	1
Other expense, net	$142	$247	$28
Acquired IPR&D costs in 2025 are primarily related to the DURECT acquisition and certain Bausch + Lomb acquisitions.
Litigation and other matters, net of insurance recoveries and restitutions primarily relates to adjustments to provisions for certain legal matters. Litigation and other matters, net of insurance recoveries and restitutions for 2025, also includes restitution received in connection with a certain legal matter. For 2023, Litigation and other matters, net of insurance recoveries and restitutions is primarily related to insurance recoveries regarding certain litigation matters.
Acquisition-related contingent consideration for 2025 and 2024 reflects adjustments for changes in estimates in the timing and amounts of the expected future royalty and milestone payments and in 2024, also includes other adjustments of $18 million related to certain branded products.
17.INCOME TAXES
The components of Income (loss) before income taxes for 2025, 2024 and 2023 consist of:

(in millions)	2025	2024	2023
Domestic	$(743)	$(596)	$(382)
Foreign	1,110	763	(8)
	$367	$167	$(390)
The components of Provision for income taxes for 2025, 2024 and 2023 consist of:

(in millions)	2025	2024	2023
Current:
Domestic	$25	$(9)	$(21)
Foreign	(140)	(161)	(194)
	(115)	(170)	(215)
Deferred:
Domestic	(3)	(4)	(21)
Foreign	(129)	(65)	15
	(132)	(69)	(6)
	$(247)	$(239)	$(221)

Provision for income taxes differs from the expected amount calculated by applying the Company’s Canadian statutory federal rate of 25% to Income (loss) before income taxes for 2025. The provincial impacts in the reconciliation below reflect the impact of a full valuation allowance on the net deferred tax assets in Canada. A reconciliation of the differences is as follows:

(in millions)		2025	Percent
Income before income taxes		$367

Expected provision for income taxes at Canadian statutory rate		$(92)	25%
Provincial and local income tax, net of federal (national) income tax effect		—	—%
Foreign Tax Effects
Germany	Foreign tax rate differences	8	(2)%
	Other	(2)	(1)%
Ireland	Foreign tax rate differences	157	(43)%
	Changes in valuation allowances	(11)	3%
	Nondeductible expense	(17)	5%
	Other	(22)	6%
Netherlands	Loss carryforwards	10	(3)%
	Changes in valuation allowances	(16)	4%
	Other	(6)	2%
Poland	Unremitted Earnings — Withholding tax	5	(1)%
	Nondeductible interest	(8)	2%
	Other	15	(4)%
United States	Foreign tax rate differences	(17)	5%
	Loss carryforwards	72	(20)%
	Research and development tax credits	12	(3)%
	Changes in valuation allowances	(87)	24%
	State and local tax provision net of valuation allowances	(41)	11%
	Contingent consideration fair value adjustments	6	(2)%
	Non-deductible impairment	(47)	13%
	Other	(10)	3%
Colombia	Other	(6)	2%
Other countries	Other	(13)	4%
Effect of cross-border tax laws — Foreign accrual property income		(7)	2%
Changes in valuation allowances		(61)	17%
Nontaxable or nondeductible items
Share based compensation		(23)	6%
Nondeductible interest		(24)	7%
Other
Original issue discount and debt financing costs		119	(32)%
Foreign exchange gain		(175)	48%
Other		(13)	4%
Changes in unrecognized tax benefits		47	(13)%
Provision for income taxes		$(247)	(67)%

As a Canadian domiciled company, the Company’s applicable tax rate prior to 2025 was the Canadian combined tax rate for its federal and provincial filings. The Provision for income taxes differs from the expected amount calculated by applying the Company’s Canadian statutory federal plus provincial rate of 26.9% to Income (loss) before income taxes for 2024 and 2023 as follows:

(in millions)	2024	2023
Income (loss) before income taxes	$167	$(390)
Provision for income taxes
Expected (provision for) benefit from income taxes at Canadian statutory rate	$(45)	$105
Non-deductible amount of share-based compensation	(19)	(19)
Adjustments to tax attributes	(4)	32
Change in valuation allowance related to foreign tax credits and NOLs	(21)	(6)
Change in valuation allowance on Canadian deferred tax assets and tax rate changes	(82)	(158)
Change in uncertain tax positions	(62)	(28)
Foreign tax rate differences	(4)	(42)
Non-deductible portion of Goodwill impairments	—	(104)
Other	(2)	(1)
	$(239)	$(221)
Other consists of adjustments affecting the tax provision such as those related to the filing of tax returns which are not material.
Deferred tax assets and liabilities as of December 31, 2025 and 2024 consist of:

(in millions)	2025	2024
Deferred tax assets:
Tax loss carryforwards	$3,346	$3,243
Provisions	515	633
Debt discounts and deferred financing costs	197	282
Restricted interest and financing expenses	363	148
Research and development tax credits	70	69
Scientific Research and Experimental Development pool	41	40
Tax credit carryforwards	13	12
Deferred revenue	2	5
Prepaid expenses	56	56
Share-based compensation	30	23
Other	18	9
Total deferred tax assets	4,651	4,520
Less valuation allowance	(2,576)	(2,284)
Deferred tax assets net of valuation allowance	2,075	2,236
Deferred tax liabilities:
Intangible assets	171	201
Plant, equipment and technology	63	62
Outside basis differences	145	133
Total deferred tax liabilities	379	396
Net deferred tax asset	$1,696	$1,840

The following table presents a reconciliation of the deferred tax asset valuation allowance:

(in millions)	2025	2024	2023
Balance, beginning of year	$2,284	$2,254	$2,023
Charged to Benefit from income taxes	201	103	164
Charged to other accounts	91	(73)	67
Balance, end of year	$2,576	$2,284	$2,254
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
The realization of deferred tax assets is dependent on the Company generating sufficient domestic and foreign taxable income in the years that the temporary differences become deductible. A valuation allowance has been provided for the portion of the deferred tax assets that the Company determined is more likely than not to remain unrealized based on estimated future taxable income and tax planning strategies. In 2025, the valuation allowance increased $292 million primarily due to losses in Canada and a change in the expected realizability of net deferred tax assets in the United States. In 2024, the valuation allowance increased $30 million primarily due to an increase for state tax losses expected to be unusable in the United States.
The Company’s U.S. interest expense is subject to limitation rules which limit U.S. interest expense to 30% of adjusted taxable income, defined similar to EBITA. Disallowed interest can be carried forward indefinitely and any unused interest deduction is assessed for recoverability. In 2025, a valuation allowance was established against this carryforward.
As of December 31, 2025 and 2024, the Company had accumulated taxable losses available to offset future years’ federal and provincial taxable income in Canada of approximately $6,607 million and $6,341 million, respectively. As of December 31, 2025 and 2024, unclaimed input tax credits available to offset future federal taxes in Canada were approximately $15 million and $19 million, respectively, which expire in the years 2026 through 2043. In addition, as of December 31, 2025 and 2024, pooled scientific research and experimental development expenditures available to offset against future taxable income in Canada were approximately $157 million and $150 million, respectively, which may be carried forward indefinitely. As of December 31, 2025 and 2024, a full valuation allowance against the net Canadian federal and provincial deferred tax assets on the parent company (BHCI) and the Bausch + Lomb parent company (B+L Corporate Canada) has been provided of $2,182 million and $2,045 million, respectively.
As of December 31, 2025 and 2024, the Company had accumulated taxable losses available to offset future years’ federal taxable income in the U.S. of approximately $539 million and $427 million, respectively, including acquired losses that expire in the years 2026 through 2033. As of December 31, 2025, the remaining taxable losses are subject to multiple annual loss limitations as a result of previous ownership changes, and the Company believes that the recoverability of the deferred tax assets associated with these taxable losses is not more likely than not to be realized. As of December 31, 2025 and 2024, U.S. research and development credits available to offset future years’ federal income taxes in the U.S. were approximately $15 million and $10 million, respectively, which include acquired research and development credits and which expire in the years 2026 through 2045.
As of December 31, 2025 and 2024, the Company had accumulated taxable losses available to offset future years’ taxable income in Ireland of approximately $12,101 million and $12,437 million, respectively.
The Company provides for income taxes on the unremitted earnings of its direct foreign affiliates except for its investment in the Bausch Health Americas group. The Company continues to assert that the unremitted earnings of its Bausch Health Americas group will be permanently reinvested and not repatriated. As of December 31, 2025, the Company estimates that there will be no tax liability attributable to unremitted earnings of its BHC U.S. subsidiaries. However, future distributions could be subject to U.S. withholding tax. Income Taxes are accrued on the Solta U.S. subsidiaries in accordance with the US-Canada tax treaty.
As of December 31, 2025 and 2024, unrecognized tax benefits (including interest and penalties) were $914 million and $924 million, of which $368 million and $405 million would affect the effective income tax rate, respectively. In 2025 and 2024, the remaining unrecognized tax benefits would not impact the effective tax rate as the tax positions are offset against existing tax attributes or are timing in nature.

The Company provides for interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2025 and 2024, accrued interest and penalties related to unrecognized tax benefits were approximately $68 million for both years. In 2025, the amount of interest and penalties recognized by the Company was not material. In 2024, the Company recognized a net increase of $17 million of interest and penalties.
The Company and one or more of its subsidiaries file federal income tax returns in Canada, the U.S. and other foreign jurisdictions, as well as various provinces and states in Canada and the U.S. The Company and its subsidiaries have open tax years, primarily from 2012 to 2025, with significant taxing jurisdictions, respectively, including Canada and the U.S. These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations and tax treaties, as they relate to the amount, timing, or inclusion of revenues and expenses, or the sustainability of income tax positions of the Company and its subsidiaries. Certain of these tax years are expected to remain open indefinitely.

Jurisdiction:	Open Years
United States - Federal	2017 - 2025
Canada	2012 - 2025
Germany	2017 - 2025
France	2013 - 2015, 2022 - 2025
Ireland	2018 - 2025
Luxembourg	2018 - 2021
In June 2025, the Company and the Internal Revenue Service (the “IRS”) concluded the tax audit of its short period 2017 tax years closing all federal tax periods through the short period 2017. As a result of the settlement, the Company recorded a tax benefit of approximately $64 million. The IRS has begun the next audit cycle starting with the stub period ending December 31, 2017.
The Company is currently under examination by the Canada Revenue Agency (“CRA”) for seven separate cycles ranging from years 2012 through 2024. During 2025, the Company received various assessments by the CRA to which the Company has responded.
During the fourth quarter of 2025, the Company and the CRA settled certain transfer pricing matters related to the Canadian distribution business for 2019, resulting in a tax payment of CAD 5.5 million. A reserve had previously been established for this.
The Company’s subsidiaries in Germany are under audit for tax years 2017 through 2019. During the three months ended September 30, 2023, the Company received a preliminary assessment from the German taxing authority for the 2014 through 2016 period that would disallow certain transfer pricing adjustments. The Company contested this alleged tax deficiency through the appropriate appeals process, and reached a preliminary settlement with the German taxing authority during the year ended December 31, 2024. The settlement was then finalized with the taxing authority and resulted in the accrual of an immaterial tax cost that will close out the 2014 to 2016 audit period.
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

The following table presents a reconciliation of the unrecognized tax benefits not including interest and penalties:

(in millions)	2025	2024	2023
Balance, beginning of year	$856	$867	$849
Additions based on tax positions related to the current year	6	60	5
Additions for tax positions of prior years	40	—	29
Reductions for tax positions of prior years	(53)	(53)	(14)
Lapse of statute of limitations	(2)	(18)	(2)
Balance, end of year	$847	$856	$867
Additions for tax positions of prior years includes a currency translation adjustment for tax positions that are denominated in a currency other than U.S. dollars.
Income taxes paid (net of refunds) exceeding 5 percent of total income taxes paid (net of refunds) in the following jurisdictions for 2025 were as follows:

(in millions)	2025
Federal	$9
Provincial	3
Foreign
Mexico	29
Ireland	28
Germany	27
France	16
United States	15
China	10
Other	26
$163
18.EARNINGS (LOSS) PER SHARE
Earnings (loss) per share attributable to Bausch Health Companies Inc. for 2025, 2024 and 2023 was calculated as follows:

(in millions, except per share amounts)	2025	2024	2023
Net income (loss) attributable to Bausch Health Companies Inc.	$157	$(46)	$(592)
Basic weighted-average common shares outstanding	370.9	368.0	364.9
Diluted effect of stock options and RSUs	4.1	—	—
Diluted weighted-average common shares outstanding	$375.0	$368.0	$364.9
Earnings (loss) per share attributable to Bausch Health Companies Inc.
Basic	$0.42	$(0.13)	$(1.62)
Diluted	$0.42	$(0.13)	$(1.62)
In 2024 and 2023, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 3,142,000 and 2,719,000 common shares for 2024 and 2023, respectively.
During 2025, 2024 and 2023, time-based RSUs, performance-based RSUs and stock options to purchase approximately 5,607,000, 8,031,000 and 13,864,000 common shares of the Company, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.
During 2023, an additional 596,000 performance-based RSUs respectively, were not included in the computation of diluted earnings per share as the required performance conditions had not been met.

19.SHAREHOLDER RIGHTS PLAN
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
20.SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for 2025, 2024 and 2023 are as follows:

(in millions)	2025	2024	2023
Other payments
Interest paid	$1,810	$1,674	$1,533
Income taxes paid (net of refunds)	$163	$61	$237
Interest paid includes $276 million, $295 million and $282 million of interest which was recorded as a reduction of the premium on the 2022 Secured Notes.
21.LEGAL PROCEEDINGS
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
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of December 31, 2025, the Company’s Consolidated Balance Sheets includes accrued current loss contingencies of $178 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
Securities Litigation and Related Matters
U.S. Securities Litigation – Kelk Complaint
On July 26, 2023, a purported class action complaint captioned Kelk v. Bausch Health Companies Inc., et al. (No. 23-cv-03996), was filed in the U.S. District Court for the District of New Jersey against the Company and certain of its current or former officers. The action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. Plaintiffs allege that defendants made various misrepresentations and omissions regarding the Company’s proposed spin-off of Bausch + Lomb, and allege that those purported misrepresentations and omissions concealed that the spin-off was executed as part of a strategy to subvert the pending opt-out lawsuits and leave plaintiffs in those actions without viable means to a potential recovery. An amended complaint was filed on January 19, 2024. The amended complaint also alleges that defendants made various misrepresentations and omissions regarding the strength of the Company’s patents protecting its product, Xifaxan®, from generic competitors. Defendants moved to dismiss the amended complaint on March 20, 2024. On February 12, 2025, the District Court granted Defendants’ motion to dismiss the amended complaint in full without prejudice. On March 14, 2025,
Plaintiffs filed a second amended complaint. Defendants moved to dismiss the second amended complaint on April 28, 2025. On November 20, 2025, the District Court granted Defendant’s motion to dismiss the second amended complaint with prejudice. Plaintiffs filed a notice of appeal on December 22, 2025.
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
The Company is aware that certain other members of the Catucci class exercised their opt-out rights prior to a June 19, 2018 deadline. On February 15, 2019, one of the entities which exercised its opt-out rights, the California State Teachers’ Retirement System (“CalSTRS”), served the Company with an application in the Quebec Superior Court of Justice for leave to pursue an action under the Quebec Securities Act against the Company, certain current or former officers and directors of the Company and its auditor. That proceeding is captioned California State Teachers’ Retirement System v. Bausch Health Companies Inc. et al. (Court File No. 500-11-055722-181). The allegations in the proceeding are similar to those made by the plaintiffs in the Catucci class action. On that same date, CalSTRS also served the Company with proceedings (Court File No. 500-17-106044-186) against the same defendants asserting claims under the Quebec Civil Code in respect of the same alleged misrepresentations.
On February 3, 2020, the Quebec Superior Court granted the application of CalSTRS for leave to pursue its respective action asserting claims under the Quebec Securities Act. On June 16, 2020, the Quebec Court of Appeal granted the defendants leave to appeal that decision. By judgment dated October 29, 2021, the appeals were dismissed.
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
Canadian Securities Litigation – Ren Statement of Claim
On December 23, 2024, a putative class action Statement of Claim captioned Ren v. Bausch Health Companies, Inc., Joseph Papa (“Papa”) and Thomas Appio (“Appio”) (CV-24-00098326-CP) was filed in the Ontario Superior Court of Justice against the Company, Papa and Appio. The claim generally alleges violations of Ontario securities legislation and common law on behalf of putative classes of persons who purchased or otherwise acquired securities of the Company between April 2, 2020 and May 2, 2024. The alleged violations relate to the Company’s disclosures regarding the U.S. and Canadian Securities opt-out litigation described above and below.
On January 17, 2025, the Company was served with a Notice of Motion seeking leave to pursue the proposed action under the relevant provisions of the Ontario Securities Act.
The Company disputes the claims against it and intends to defend itself vigorously.
Antitrust Litigation
Generic Pricing Antitrust Litigation
The Company and its subsidiaries, Oceanside Pharmaceuticals, Inc., Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“BHUS”) and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“BHA”) (for the purposes of this paragraph, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania (MDL 2724, 16- MD-2724). Bausch + Lomb Corporation had been named as a defendant in the MDL in one complaint, but this complaint has been amended to remove Bausch + Lomb Corporation and, as a result, Bausch + Lomb Corporation is no longer a party to the MDL. The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The lawsuits, which are brought as putative class actions by direct purchasers, end payers, and indirect resellers, and as direct actions by direct purchasers, end payers, insurers, hospitals, pharmacies, and various Counties, Cities, and Towns, are consolidated into the MDL. There are also additional, separate complaints which are consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. State of Connecticut, et al. v. Sandoz, Inc., et al., (D. CT, C.A. No. 3:20-00802), in which BHUS and BHA are defendants, was remanded to the U.S. District Court for the District of Connecticut. BHUS and BHA have reached an agreement in principle to settle the Connecticut case which remains subject to court approval. There are cases pending in the Court of Common Pleas of Philadelphia County and New York State Supreme Court against the Company and other defendants related to the multidistrict litigation. The Company disputes the claims against it and continues to defend itself vigorously.
Additionally, Bausch Health Companies Inc. and certain U.S. and Canadian subsidiaries (for the purposes of this paragraph, collectively the “Company”) have been named as defendants in a proposed class proceeding entitled Kathryn Eaton v. Teva Canada Limited, et al. in the Federal Court in Toronto, Ontario, Canada (Court File No. T-607-20). The plaintiff seeks to certify a proposed class action on behalf of persons in Canada who purchased generic drugs in the private sector, alleging that the Company and other defendants violated the Competition Act (Canada) by conspiring to allocate the market, fix prices, and maintain the supply of generic drugs, and seeking damages under federal law. The proposed class action contains similar allegations to the In re: Generic Pharmaceuticals Pricing Antitrust Litigation pending in the U.S. Court for the Eastern District of Pennsylvania. At the certification hearing in late October 2025, before the Federal Court, class counsel advised that they intend to seek approval to have the action dismissed as against the Company. The Company is awaiting a formal dismissal order.
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
Xifaxan Antitrust Litigation
Between September 2025 and December 2025, five antitrust complaints were filed in the U.S. District Court for the District of Rhode Island against the Company among other defendants. Among other claims, the plaintiffs allege generally that a 2018 patent settlement with Actavis Laboratories FL, Inc. regarding Xifaxan® 550 mg is unlawful and anticompetitive.
On September 22, 2025, Rhode Island Laborers Health & Welfare Fund filed an indirect purchaser class-action antitrust lawsuit against Bausch Health Companies Inc., Bausch Health Ireland Ltd., Salix Pharmaceuticals, Ltd., Salix
Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc. and Actavis Laboratories FL, Inc. On January 28, 2026, the plaintiff voluntarily dismissed lawsuit without prejudice.
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
On December 23, 2025, CVS Pharmacy, Inc. filed a direct purchaser antitrust lawsuit against Bausch Health Companies Inc., Salix Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc., Teva Pharmaceutical Industries Ltd., and Teva Pharmaceuticals USA, Inc.

The Company and its affiliates named in these cases dispute the asserted claims and intend to vigorously defend these matters.
Intellectual Property Litigation
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
Xifaxan® Paragraph IV Proceedings
The Company filed lawsuits against Norwich Pharmaceuticals Inc. (“Norwich”) and Amneal Pharmaceuticals of New York LLC concerning the Company’s Xifaxan® (rifaximin) 550 mg tablets. The foregoing lawsuits and related litigation are referred to collectively as the “Xifaxan® Generics Litigation”. The lawsuits against Zydus Pharmaceuticals (USA) Inc. (“Zydus”), Carnegie Pharmaceuticals LLC (“Carnegie”), SABA Ilac Sanayi ve Ticaret A.S. (“SABA”), Mylan Pharmaceuticals Inc. (“Mylan”), Alkem Laboratories Ltd. (“Alkem”), Cipla USA, Inc. and Ajanta Pharma Limited (“Ajanta”) are now settled, see “- Completed or Inactive Matters” below.
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
In a letter to Norwich on June 2, 2023, the FDA granted tentative approval to the Norwich First ANDA, but confirmed that it is enjoined from granting final approval until October 2029. On June 5, 2023, Norwich brought a lawsuit against the FDA in the U.S. District Court for the District of Columbia (the “DC District Court”), alleging that the FDA acted improperly by only granting tentative approval to the Norwich First ANDA rather than final approval (the “First Norwich DC Lawsuit”). In June 2023, the Company intervened in the First Norwich DC Lawsuit. A hearing was held on October 6, 2023. On November 1, 2023, the DC District Court granted the Company’s and FDA’s motions for summary judgment, thereby ending the lawsuit. In December 2023, Norwich appealed the DC District Court’s November 1st decision to the U.S. Court of Appeals for the District of Columbia Circuit (the “DC Circuit”). Although the DC Circuit held the appeal in abeyance on February 2, 2024, the DC circuit returned the case to the court’s active docket on December 17, 2024. The Court held oral arguments on December 11, 2025.
The Norwich II Xifaxan® Litigation
The Company received a Notice of Paragraph IV Certification from Norwich, dated May 10, 2024, in which Norwich asserted that certain U.S. Patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of Norwich’s generic rifaximin tablets, 550 mg, for which Norwich filed an amended ANDA (the “Norwich Second ANDA”). On June 20, 2024, the Company filed suit against Norwich in the U.S. District Court for the District of New Jersey pursuant to the Hatch-Waxman Act, alleging infringement by Norwich of one or more claims of U.S. Patent Nos. 11,564,912 and 11,779,571. While no trial date has been set, we anticipate a potential motion for summary judgment by the second quarter of 2026 and an estimated trial date summer of 2026.
In a letter to Norwich on January 10, 2025, the FDA granted tentative approval to the Norwich Second ANDA. In the January 10 letter, the FDA confirmed that the first ANDA applicant for rifaximin 550 mg tablets is eligible for 180-day exclusivity. The 180-day exclusivity precludes the FDA from granting final approval to the Norwich Second ANDA. On January 13, 2025, Norwich brought a lawsuit against the FDA in the DC District Court, alleging that the FDA acted improperly by only granting tentative approval to the Norwich Second ANDA rather than final approval (the “Second Norwich DC Lawsuit”). In the Second Norwich DC Lawsuit, Norwich asserts (1) that the Norwich Second ANDA is not subject to a 30-month stay of approval and (2) that the first ANDA applicant for rifaximin 550 mg tablets forfeited their 180-day exclusivity. Teva Pharmaceuticals USA, Inc. (“Teva”) and Salix intervened in the Second Norwich DC Lawsuit as defendants. On April 17, 2025, the DC District Court granted summary judgment in favor of the FDA, Teva, and the Company. The DC District Court confirmed that the FDA’s decision to only tentatively approve the Norwich Second ANDA was not arbitrary, capricious, or contrary to law because Teva had not forfeited its 180-day exclusivity. On April 18, 2025, Norwich appealed the judgment to the DC Circuit. The Court held oral arguments on December 11, 2025. On December 12, 2025, the Court issued an order requesting supplemental briefing from the parties. After supplemental briefing concluded in the DC Circuit, the Company filed a motion for leave and a cross-claim against the FDA on February 6, 2026 in the DC District Court.
The Amneal Xifaxan® Litigation
On February 28, 2024, the Company received a Notice of Paragraph IV Certification from Amneal Pharmaceuticals of New York, LLC, U.S. Agent for Amneal EU, Limited (collectively “Amneal”), in which Amneal asserted that certain U.S. Patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, offer for sale, and/or importation of Amneal’s generic rifaximin tablets, 550 mg, for which Amneal filed an ANDA. On April 5, 2024, the Company and Alfasigma filed suit against Amneal in the U.S. District Court for the District of New Jersey pursuant to the Hatch-Waxman Act, alleging infringement by Amneal of one or more claims of the Xifaxan® patents, thereby triggering a 30-month stay of the approval of Amneal’s ANDA for rifaximin tablets, 550 mg. Although enjoined from granting final approval, the FDA granted tentative approval to Amneal’s
ANDA on January 16, 2025. While no trial date has been set, we anticipate a potential motion for summary judgment by the second quarter of 2026 and an estimated trial date summer of 2026.
The Company remains confident in the strength of the Xifaxan® patents and intends to vigorously defend its intellectual property.
The MSN Trulance® Paragraph IV Proceedings
In April 2021, the Company commenced litigation against MSN Laboratories Private Ltd. (“MSN”) in the U.S. District Court for the District of New Jersey alleging patent infringement by MSN’s filing of an ANDA for generic Trulance® (plecanatide) 3 mg tablets. The Company filed the lawsuit following receipt of a Notice of Paragraph IV Certification from Mylan, in which MSN asserted that the U.S. patents listed in the FDA’s Orange Book for Trulance® tablets, 3 mg, were invalid, unenforceable and/or would not be infringed by the commercial manufacture, use or sale of MSN’s generic plecanatide tablets, 3 mg. Beginning November 10, 2025, the Court held a 3-day bench trial. Post-trial briefing is ongoing.
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
Xifaxan® Litigation with Curia IP Holdings, LLC
Curia IP Holdings, LLC (“Curia”) filed a lawsuit against the Company on October 25, 2021, alleging that Xifaxan® 200 mg and 550 mg tablets infringe certain patents owned by Curia (U.S. Patent Nos. 9,186,355, 10,556,915, 10,745,415 and 10,961,257 (the “Curia Patents”)). Each of the Curia Patents was filed years after the Company’s launches of Xifaxan® 200 mg and 550 mg tablets. On August 17, 2022, the U.S. District Court for the District of New Jersey dismissed the complaint, without prejudice. Curia then filed an amended complaint on September 16, 2022, realleging infringement of its patents. On August 31, 2023, Curia filed a second lawsuit against the Company alleging that Xifaxan® 200 mg and 550 mg tablets infringe U.S. Patent No. 11,739,099 (the “’099 Patent”). The ’099 Patent is related to the Curia Patents and was also filed years after the Company’s launches of Xifaxan® 200 mg and 550 mg tablets. The first and second lawsuits filed by Curia are now consolidated. On February 14, 2024, the court issued an order administratively terminating the case pending completion of mediation on or before April 14, 2024. Mediation was held on April 11, 2024, but no agreement was reached. On April 22, 2024, the court reopened the case. On May 1, 2024, the Court entered a stipulation and order of non-infringement for U.S. Patent Nos. 10,556,915, 10,745,415 and 10,961,257. On September 20, 2024, the Court entered a stipulation and order of non-infringement for the ’099 Patent. The Company disputes Curia’s infringement claims against Xifaxan® 200 mg and 550 mg tablets and will continue to defend this matter.
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
Lumify® Paragraph IV Proceedings - DRL, Somerset, Gland & Granules
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
On March 28, 2025, B&L Inc. received a Notice of Paragraph IV Certification from Somerset Therapeutics, LLC (“Somerset”), in which Somerset asserted that U.S. Patent Nos. 8,293,742, 9,259,425, 11,596,600 and 11,833,245, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Somerset’s generic drops, for which an ANDA has been filed by Somerset (the “Somerset ANDA”). On April 28, 2025, B&L Inc., Bausch + Lomb Ireland Limited and Eye Therapies filed suit against Somerset and certain affiliates pursuant to the Hatch-Waxman Act, alleging infringement by Somerset of one or more claims of the Lumify Patents, thereby triggering a 30-month stay of the approval of the Somerset ANDA. A stipulation and order of dismissal was filed on January 8, 2026.
On April 25, 2025, B&L Inc. and Bausch + Lomb Ireland Limited received a Notice of Paragraph IV Certification from Gland Pharma Limited (“Gland”), in which Gland asserted that U.S. Patent Nos. 8,293,742, 9,259,425, 11,596,600 and 11,833,245, each of which is listed in the FDA’s Orange Book for Lumify® (brimonidine tartrate solution) drops, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Gland’s generic drops, for which an ANDA has been filed by Gland. On April 28, 2025, B&L Inc., Bausch + Lomb Ireland Limited and Eye Therapies filed suit against Gland pursuant to the Hatch-Waxman Act, alleging infringement by Gland of one or more claims of such Lumify patents, thereby triggering a 30-month stay of the approval of the Gland ANDA. A stipulation and order of dismissal was entered by the court on December 23, 2025.
On November 6, 2025, B&L Inc. and Bausch + Lomb Ireland Limited received a Notice of Paragraph IV Certification from Granules India Ltd. (“Granules”), in which Granules asserted that U.S. Patent Nos. 8,293,742, 9,259,425, 11,596,600 and 11,833,245, each of which is listed in the FDA’s Orange Book for Lumify® (brimonidine tartrate solution) drops, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Granules’ generic drops, for which an ANDA has been filed by Granules. On December 9, 2025, B&L Inc., Bausch + Lomb Ireland Limited and Eye Therapies filed suit against Granules pursuant to the Hatch-Waxman Act, alleging infringement by Granules of one or more claims of such Lumify patents, thereby triggering a 30-month stay of the approval of the Granules ANDA. This matter is ongoing and Granules is expected to be served with the summons and complaint during the first quarter of 2026.
Bausch + Lomb remains confident in the strength of the Lumify® related patents and intends to vigorously defend its intellectual property.
In addition to the intellectual property matters described above, in connection with Vyzulta® and Lotemax® SM products, Bausch + Lomb previously commenced infringement proceedings against potential generic competitors in the U.S., certain of which are ongoing. In connection with Vyzulta®, two matters have been resolved and dismissed and one matter was recently filed in the U.S. District Court for the District of New Jersey and is ongoing. In connection with Lotemax® SM, one matter resulted in a four-day bench trial starting January 13, 2025, and the case was dismissed without prejudice on January 5, 2026; another matter was recently filed in the U.S. District Court for the District of New Jersey and is ongoing.
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
Mylan and MSN filed IPR petitions for certain U.S. patents listed in the FDA’s Orange Book for Trulance® (plecanatide). On March 21, 2022, Mylan filed a petition for IPR of U.S. Patent No. 7,041,786 (the “’786 Patent”), which was then instituted on September 14, 2022. On October 12, 2022, MSN also filed a petition for IPR of the ’786 Patent and the PTAB then issued a decision on December 14, 2022, instituting MSN’s IPR and joining it with Mylan’s IPR. On September 8, 2023, the PTAB issued a decision finding that Mylan and MSN had not shown that the ’786 Patent is unpatentable. On September 28, 2023, Mylan appealed the PTAB’s September 8th decision to the Federal Circuit. The Federal Circuit held oral arguments on April 7, 2025. On June 20, 2025, the Federal Circuit issued a decision vacating the PTAB’s September 8, 2023 decision and remanded the matter back to the PTAB for additional fact-finding. On remand, the PTAB issued a decision on January 27, 2026, finding that MSN had not shown that the ’786 Patent is unpatentable.
The Company remains confident in the strength of the patent and intends to vigorously defend its intellectual property.
Product Liability Litigation
Shower to Shower® Products Liability Litigation
Since 2016, the Company and its affiliates, including Bausch + Lomb, have been named in a number of product liability lawsuits involving the Shower to Shower® body powder product acquired in September 2012 from Johnson & Johnson; due to dismissals, twenty-three (23) of such product liability suits currently remain pending. In three (3) cases pending in the Atlantic County, New Jersey Multi-County Litigation, agreed stipulations of dismissal have been entered by the Court, thus dismissing the Company from those cases. One (1) case was also dismissed with prejudice in its entirety for failure of plaintiff to comply with court orders requiring plaintiff fact sheets. Two (2) cases in the federal multidistrict litigation were dismissed recently for failure to comply with orders requiring plaintiff profile forms. Potential liability (including its attorneys’ fees and costs) arising out of these remaining suits is subject to full indemnification obligations of Johnson & Johnson owed to the Company and its affiliates, including Bausch + Lomb, and legal fees and costs will be paid by Johnson & Johnson. Twenty-two (22) of these lawsuits filed by individual plaintiffs allege that the use of Shower to Shower® caused the plaintiffs to develop ovarian cancer, mesothelioma or breast cancer. The allegations in these cases include failure to warn, design defect, manufacturing defect, negligence, gross negligence, breach of express and implied warranties, civil conspiracy concert in action, negligent misrepresentation, wrongful death, loss of consortium and/or punitive damages. The damages sought include compensatory damages, including medical expenses, lost wages or earning capacity, loss of consortium and/or compensation for pain and suffering, mental anguish anxiety and discomfort, physical impairment and loss of enjoyment of life. Plaintiffs also seek pre- and post-judgment interest, exemplary and punitive damages, and attorneys’ fees. Additionally, two proposed class actions were filed in Canada against the Company and various Johnson & Johnson entities (one in the Supreme Court of British Columbia and one in the Superior Court of Quebec), on behalf of persons who have purchased or used Johnson & Johnson’s Baby Powder or Shower to Shower®. The class actions allege the use of the product increases certain health risks (British Columbia) or negligence in failing to properly test, failing to warn of health risks, and failing to remove the products from the market in a timely manner (Quebec). The plaintiffs in these actions are seeking awards of general, special, compensatory and punitive damages. On November 17, 2020, the British Columbia court issued a judgment declining to certify a class as to the Company or Shower to Shower®, and at this time no appeal of that judgment has been filed. On December 16, 2021, the plaintiff in the British Columbia class action filed a Second Amended Notice of Civil Claim and Application for Certification, removing the Company as a defendant; as a result, the British Columbia class action is concluded as to the Company.
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
General Civil Litigation
Doctors Allergy Formula Lawsuit
In April 2018, Doctors Allergy Formula, LLC (“Doctors Allergy”), filed a lawsuit against BHA in the Supreme Court of the State of New York, County of New York, asserting breach of contract and related claims under a 2015 Asset Purchase Agreement, which purports to include milestone payments that Doctors Allergy alleges should have been paid by BHA. Doctors Allergy claims its damages are not less than $23 million. BHA has asserted counterclaims against Doctors Allergy. BHA filed a motion seeking an order granting BHA’s motion for summary judgment on its counterclaims against Doctors Allergy and dismissing Doctors Allergy’s claims against BHA. The motion was fully briefed as of May 2021. The Court held a hearing on the motion on January 25, 2022. On May 12, 2023, the Court issued a Decision and Order denying the motion. On June 14, 2023, BHA filed a Notice of Appeal as to the Decision and Order. On March 13, 2024, BHA filed its appellate brief with the Appellate Division of the New York Supreme Court, First Department, appealing the trial court’s denial of BHA’s motion for summary judgment. Doctors Allergy filed its answering brief on July 26, 2024, and BHA filed its reply brief on September 13, 2024. The Appellate Division heard oral argument on November 7, 2024. On December 5, 2024, the Appellate Division denied BHA’s appeal as to Doctors Allergy’s second cause of action (breach of contract) and BHA’s counterclaims, but it granted the appeal as to Doctors Allergy’s third cause of action (breach of the implied duty of good faith and fair dealing) and dismissed that claim. On December 13, 2024, the Appellate Division remitted this action back to the trial court. Trial has been set, with jury selection beginning on April 20, 2026, and trial scheduled for April 24 to May 8, 2026. BHA disputes the claims against it and this lawsuit will be defended vigorously.
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
Completed or Inactive Matters
The following matters have concluded, have settled, are the subject of an agreement to settle or have otherwise been closed during or prior to the three months ended December 31, 2025 or have been inactive from the Company’s perspective for several fiscal quarters or the Company anticipates that no further material activity will take place with respect thereto. Due to the closure, settlement, inactivity or change in status of the matters referenced below, these matters will no longer appear in the Company’s future public reports and disclosures, unless required or as deemed appropriate. With respect to inactive matters, to the extent material activity takes place in subsequent quarters with respect thereto, the Company will provide updates as required or as deemed appropriate.
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
As of January 2026, the Company has settled all opt-out cases. As part of the settlements, the Company and the other settling defendants admitted no liability as to the claims against them and denied all allegations of wrongdoing.
U.S. Securities Litigation - New Jersey Declaratory Judgment Lawsuit
On March 24, 2022, the Company and Bausch + Lomb were named in a declaratory judgment action in the Superior Court of New Jersey, Somerset County, Chancery Division, brought by certain individual investors in the Company’s common shares and debt securities who are also maintaining individual securities fraud claims against the Company and certain current or former officers and directors as part of the U.S. Securities Litigation. This action seeks a declaratory judgment that alleged transfers of certain Company assets to Bausch + Lomb would constitute a voidable transfer under the New Jersey Voidable Transactions Act and that Bausch + Lomb would be liable for damages, if any, awarded against the Company in the individual opt-out actions. The declaratory judgment action also alleges that the potential future separation of Bausch + Lomb from the Company by distribution of Bausch + Lomb stock to the Company’s shareholders would leave the Company with inadequate financial resources to satisfy these plaintiffs’ alleged securities fraud damages in the underlying individual opt-out actions. None of the plaintiffs in this declaratory judgment action have obtained a judgment against the Company in the underlying individual opt-out actions and the Company disputes the claims against it in those underlying actions. The underlying individual opt-out actions assert claims under Sections 10(b) and 20(a) of the Exchange Act, and certain actions assert claims under Section 18 of the Exchange Act. The allegations in those underlying individual opt out actions are made against the Company and several of its former officers and directors only and relate to, among other things, allegedly false and misleading statements made during the 2013-2016 time period by the Company and/or failures to disclose information about the Company’s business and prospects including relating to drug pricing and the use of specialty pharmacies. On March 31, 2022, the Company and Bausch + Lomb removed the declaratory judgment action to the U.S. District Court for the District of New Jersey. On April 29, 2022, Plaintiffs filed a motion to remand. On November 29, 2022, the District Court granted Plaintiffs’ remand motion and the case was remanded to the New Jersey Superior Court Chancery Division. On December 8, 2022, Plaintiffs filed a proposed Order to Show Cause and motion for a preliminary injunction, and sought interim relief including expedited discovery. On December 13, 2022, the Court denied Plaintiffs’ proposed Order to Show Cause and stayed discovery pending the resolution of the Company and Bausch + Lomb’s forthcoming motions to dismiss, while instructing the Company to provide certain notice to Plaintiffs of the intended completion of a potential future distribution referenced above under certain circumstances. On December 22, 2022, Plaintiffs filed an amended complaint which, among other things, added claims seeking injunctive relief. On January 11, 2023, the Company and Bausch + Lomb moved to dismiss the amended complaint. Briefing was complete on February 24, 2023, and the motion to dismiss was heard on March 3, 2023. On April 3, 2023, the Court issued a decision granting in part and denying in part the motion to dismiss. In early August 2025, a settlement was reached, and, on August 29, 2025, the Court issued an order staying this action pending satisfaction of certain conditions to that settlement. On January 21, 2026, the Court entered a consent order dismissing the claims with prejudice.
Hound Partners Lawsuit
In October 2018, Hound Partners Offshore Fund, LP, Hound Partners Long Master, LP and Hound Partners Concentrated Master, LP, filed a lawsuit against the Company in the Superior Court of New Jersey Law Division/Mercer County (Hound Partners Offshore Fund, LP et al. v. Valeant Pharmaceuticals International, Inc., et al. (No. MER-L-002185-18)) that asserts claims for common law fraud, negligent misrepresentation, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act. The allegations in the complaint are similar to those made in the Hound Partners opt-out case in the U.S. District Court for the District of New Jersey. This action is now settled.
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
The Cipla Xifaxan® Litigation
The Company received a Notice of Paragraph IV Certification from Cipla USA, Inc., U.S. Agent for Cipla Limited (collectively “Cipla”), dated September 18, 2024, in which Cipla asserted that certain U.S. Patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, offer for sale, and/or importation of Cipla’s generic rifaximin tablets, 550 mg, for which Cipla filed an ANDA. On November 1, 2024, the Company filed suit against Cipla pursuant to the Hatch-Waxman Act, alleging infringement by Cipla of one or more claims of the Xifaxan® patents, thereby triggering a 30-month stay of the approval of Cipla’s ANDA for rifaximin tablets, 550 mg. The Company and Cipla executed a confidential settlement agreement on October 15, 2025. The court dismissed the lawsuit on October 21, 2025.
The Ajanta Xifaxan® Litigation
The Company received a Notice of Paragraph IV Certification from Ajanta, dated October 6, 2025, in which Ajanta asserted that certain U.S. Patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, offer for sale, and/or importation of Ajanta’s generic rifaximin tablets, 550 mg, for which Ajanta filed an ANDA. The Company filed a lawsuit against Ajanta on November 20, 2025, pursuant to the Hatch-Waxman Act, alleging infringement by Ajanta of one or more claims of the Xifaxan® patents, thereby triggering a 30-month stay of approval of Ajanta’s ANDA for rifaximin tablets, 550 mg. The
Company and Ajanta executed a confidential settlement agreement on January 9, 2026. On January 13, 2026, the Court dismissed the lawsuit.
22.COMMITMENTS AND CONTINGENCIES
The Company has commitments related to capital expenditures of approximately $129 million as of December 31, 2025.
Under certain agreements, the Company may be required to make payments contingent upon the achievement of specific developmental, regulatory, or commercial milestones. As of December 31, 2025, the Company believes it is reasonably possible that it may potentially make milestone and license fee payments, including sales-based milestone payments, of approximately $300 million over time, in the aggregate, to third parties for products currently under development or being marketed, primarily consisting of the following:
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
•Under the terms of a January 2025 agreement with Whitecap Biosciences, as disclosed in Note 3, “LICENSING AGREEMENTS AND ACQUISITIONS”, Bausch + Lomb may be required to make certain development and sales-based milestones and believes it is reasonably possible that these payments over time may approximate $64 million, in the aggregate.
•Under the terms of a December 2025 manufacturing acquisition agreement, as disclosed in Note 3, “LICENSING AGREEMENTS AND ACQUISITIONS”, Bausch + Lomb may be required to make certain milestone payments and believes it is reasonably possible that these payments over time may approximate $35 million, in the aggregate.
Due to the nature of these arrangements, the future potential payments related to the attainment of the specified milestones over a period of several years are inherently uncertain. As of December 31, 2025, the Company has accrued $37 million related to future milestones, with the remaining milestones related to the aforementioned agreements, being not yet probable of being achieved.
Indemnification Provisions
In the normal course of business, the Company enters into agreements that include indemnification provisions for product liability and other matters. These provisions are generally subject to maximum amounts, specified claim periods and other conditions and limits. In addition, the Company is obligated to indemnify its officers and directors in respect of any legal claims or actions initiated against them in their capacity as officers and directors of the Company in accordance with applicable law. Pursuant to such indemnities, the Company is indemnifying certain former officers and directors in respect of certain litigation and regulatory matters. As of December 31, 2025 and 2024, no material amounts were accrued for the Company’s obligations under these indemnification provisions.
23.SEGMENT INFORMATION
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
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Surgical and Pharmaceuticals products.
Resources are allocated and performance is assessed by the Company’s Chief Executive Officer, whom the Company has determined to be the Company’s Chief Operating Decision Maker (the “CODM”). The CODM evaluates the performance of its segments and allocates resources to them based on segment profit. Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, Goodwill impairments, Asset impairments, Restructuring, integration and separation costs, and Other expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance.
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

Revenues by Segment and Product Category and Segment Profits
Segment revenues by product category and segment profits for the years 2025, 2024 and 2023 were as follows:

	For the year ended December 31, 2025
(in millions)	Salix	International	Solta Medical	Diversified	Bausch + Lomb	Total
Revenues:
Pharmaceuticals	$2,578	$249	$—	$839	$1,081	$4,747
Devices	—	—	517	—	1,922	2,439
OTC	—	168	—	6	1,834	2,008
Branded and Other generics	—	642	—	77	243	962
Other revenues	—	73	1	15	21	110
Total revenues	2,578	1,132	518	937	5,101	$10,266
Less:
Cost of goods sold (a)	172	476	129	127	2,045
Costs of other revenues	—	59	—	—	5
Selling, general and administrative	402	236	131	169	1,782
Research and development	79	27	26	14	144
Segment profit	$1,925	$334	$232	$627	$1,125	4,243
Corporate						(1,057)
Amortization of intangible assets						(1,001)
Goodwill impairments						(145)
Asset impairments						(8)
Restructuring, integration and separation costs						(77)
Other expense, net						(142)
Operating income						1,813
Interest income						48
Interest expense						(1,604)
Gain on extinguishment of debt						162
Foreign exchange and other						(52)
Income before income taxes						$367

	For the year ended December 31, 2024
(in millions)	Salix	International	Solta Medical	Diversified	Bausch + Lomb	Total
Revenues:
Pharmaceuticals	$2,330	$248	$—	$849	$969	$4,396
Devices	—	—	440	—	1,800	2,240
OTC	—	173	—	6	1,724	1,903
Branded and Other generics	—	624	—	74	281	979
Other revenues	3	66	—	21	17	107
Total revenues	$2,333	$1,111	$440	$950	$4,791	$9,625
Less:
Cost of goods sold (a)	174	449	98	140	1,868
Costs of other revenues	—	48	1	—	4
Selling, general and administrative	458	214	110	169	1,690
Research and development	99	24	18	15	121
Segment profit	$1,602	$376	$213	$626	$1,108	3,925
Corporate						(994)
Amortization of intangible assets						(1,077)
Asset impairments						(29)
Restructuring, integration and separation costs						(32)
Other expense, net						(247)
Operating income						1,546
Interest income						33
Interest expense						(1,388)
Gain on extinguishment of debt						23
Foreign exchange and other						(47)
Income before income taxes						$167

	For the year ended December 31, 2023
(in millions)	Salix	International	Solta Medical	Diversified	Bausch + Lomb	Total
Revenues:
Pharmaceuticals	$2,251	$250	$—	$790	$618	$3,909
Devices	—	—	347	—	1,650	1,997
OTC	—	179	—	7	1,611	1,797
Branded and Other generics	—	588	—	120	252	960
Other revenues	(1)	54	—	26	15	94
Total revenues	2,250	1,071	347	943	4,146	$8,757
Less:
Cost of goods sold (a)	182	470	78	149	1,640
Costs of other revenues	—	38	—	—	2
Selling, general and administrative	416	205	88	190	1,402
Research and development	104	23	20	18	122
Segment profit	$1,548	$335	$161	$586	$980	3,610
Corporate						(933)
Amortization of intangible assets						(1,077)
Goodwill impairments						(493)
Asset impairments						(54)
Restructuring, integration and separation costs						(62)
Other expense, net						(28)
Operating income						963
Interest income						26
Interest expense						(1,328)
Gain on extinguishment of debt						1
Foreign exchange and other						(52)
Loss before income taxes						$(390)
(a) Cost of goods sold excludes amortization and impairments of intangible assets.
Revenues for the Company’s top ten products for the years 2025, 2024 and 2023 represented 51%, 50% and 48% of total product sales, respectively.

Geographic Information
Revenues are attributed to a geographic region based on the location of the customer and for the years 2025, 2024 and 2023, were as follows:

(in millions)	2025	2024	2023
U.S.	$6,138	$5,767	$5,194
China	493	496	441
Canada	417	402	366
Poland	382	350	319
Mexico	278	315	322
France	249	230	214
South Korea	234	146	93
Russia	198	161	148
Japan	192	188	194
Germany	176	159	152
United Kingdom	141	135	125
Spain	109	99	92
Italy	106	94	86
Other	1,153	1,083	1,011
	$10,266	$9,625	$8,757
Long-lived assets consisting of property, plant and equipment, net of accumulated depreciation, are attributed to geographic regions based on their physical location and as of December 31, 2025 and 2024 were as follows:

(in millions)	2025	2024
U.S.	$898	$876
Ireland	544	425
Germany	162	104
Other	470	375
	$2,074	$1,780
Major Customers
Customers that accounted for 10% or more of total revenues were as follows:

	2025	2024	2023
Cencora Inc.	18%	19%	19%
McKesson Corporation	16%	15%	15%
Cardinal Health, Inc.	14%	14%	13%
24.SUBSEQUENT EVENT
Salix Goodwill
In January 2026, the Company received the results for the double-blind Phase 3 clinical trials for two global RED-C clinical programs evaluating its rifaximin soluble solid dispersion formulation, designed to prevent overt hepatic encephalopathy and related complications in patients with early-stage liver cirrhosis. While safe and well-tolerated, both clinical trials failed to achieve their primary endpoints. The Company performed a preliminary quantitative goodwill analysis as of January 22, 2026 for the Salix reporting unit using revised forecasts, an updated discount rate, and a new long-term growth rate that reflect the impact of the Phase 3 clinical trial results. The Company anticipates recognizing an impairment charge to the goodwill of the Salix reporting unit of approximately $1,400 million in the first quarter of 2026.