Form 10-Q
period 2026-03-31
Bausch Health Companies Inc.
filed 2026-04-30
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common shares, no par value — 373,475,644 shares outstanding as of April 24, 2026.

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
i

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch Health Companies Inc. and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars, references to “€” are to Euros and references to “CAD” are to Canadian dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of March 31, 2026.
Trademarks
This Form 10-Q contains trademarks, trade names and service marks that are the property of the Company, as well as, for informational purposes, trademarks, trade names, and service marks that are the property of other organizations. Solely for convenience, certain trademarks, trade names, and service marks referred to in this report appear without the ®, ™ and SM symbols, but those references are not intended to indicate that we or the applicable owner, as the case may be, will not assert, to the fullest extent under applicable law, our or their rights to such trademarks, trade names, and service marks.
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
These statements are based upon the current expectations and beliefs of management. Readers are cautioned that actual results may vary from those in the forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions relating to: (i) our ability to execute our business strategy, business plans and operational efficiency initiatives; (ii) demand for, competitive positioning of and pricing for our current and anticipated products and our ability to achieve expected revenues, margins and expense levels; (iii) the successful development, regulatory approval, manufacture and timing of launches and commercialization of pipeline and other products; (iv) the completion, timing, integration and expected benefits of acquisitions and other strategic transactions and the planned separation of our eye health business consisting of our Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals businesses on anticipated terms, timing and costs; (v) the scope, duration and financial and operational impact of product quality matters; (vi) the continued availability and performance of key third‑party distribution, fulfillment and other arrangements and the stability of global supply chains; (vii) the continuation of patent protection and regulatory exclusivity for key products; (viii) the expected impacts of the Inflation Reduction Act (“IRA”), and the selection by the Centers for Medicare & Medicaid Services (“CMS”) of Xifaxan® for inclusion in the drug price negotiation program with negotiated pricing expected to become effective in 2027, and other healthcare reform measures and our ability to mitigate the impact thereof; (ix) our ability to generate cash flows and access liquidity to meet working capital needs, satisfy debt maturities as they become due, reduce debt levels and comply with financial and other covenants under our financing arrangements; (x) the expected scope and impact of tariffs, counter‑tariffs and other trade restrictions and the effectiveness of mitigation actions; (xi) macroeconomic and geopolitical conditions (including inflation, recessionary pressures, foreign currency exchange rates and interest rates), changes in tax laws and related guidance (including legislation referred to as the One Big Beautiful Bill Act (the “OBBBA”) and Organisation for Economic Co-operation and Development (“OECD”) related measures); (xii) the expected outcomes of litigation and other contingencies; and (xiii) the factors described under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the factors referred to in this Form 10-Q are not exhaustive and should not be considered a complete statement of all potential risks and uncertainties. When relying on our forward-looking statements to make decisions with respect to the
ii

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
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found (i) in our Annual Report on Form 10-K for the year ended December 31, 2025 under Item 1A. “Risk Factors” and (ii) in the Company’s other filings with the U.S. Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators (the “CSA”).
iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,299	$1,309
Restricted cash	13	16
Trade receivables, net	2,191	2,351
Inventories, net	1,601	1,629
Prepaid expenses and other current assets	874	852
Total current assets	5,978	6,157
Property, plant and equipment, net	2,095	2,074
Intangible assets, net	4,404	4,643
Goodwill	9,807	11,271
Deferred tax assets, net	1,845	1,843
Other non-current assets	369	378
Total assets	$24,498	$26,366
Liabilities
Current liabilities:
Accounts payable	$593	$600
Accrued and other current liabilities	3,037	3,344
Financial leases	11	11
Current portion of long-term debt	889	225
Total current liabilities	4,530	4,180
Acquisition-related contingent consideration	213	254
Non-current portion of financial leases	20	23
Non-current portion of long-term debt	19,875	20,592
Deferred tax liabilities, net	179	147
Other non-current liabilities	763	793
Total liabilities	25,580	25,989
Commitments and contingencies (Note 17)
(Deficit) Equity
Common shares, no par value, unlimited shares authorized, 373,464,760 and 370,531,987 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	10,542	10,516
Additional paid-in capital	295	357
Accumulated deficit	(11,090)	(9,667)
Accumulated other comprehensive loss	(1,806)	(1,760)
Total Bausch Health Companies Inc. shareholders’ deficit	(2,059)	(554)
Noncontrolling interest	977	931
Total (deficit) equity	(1,082)	377
Total liabilities and equity	$24,498	$26,366
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues
Product sales	$2,500	$2,227
Other revenues	24	32
	2,524	2,259
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	721	683
Cost of other revenues	17	18
Selling, general and administrative	861	867
Research and development	163	143
Amortization of intangible assets	241	256
Goodwill impairments	1,426	—
Restructuring, integration and separation costs	13	1
Other expense, net	32	15
	3,474	1,983
Operating (loss) income	(950)	276
Interest income	10	11
Interest expense	(402)	(330)
Loss on extinguishment of debt	(1)	—
Foreign exchange and other	(11)	(4)
Loss before income taxes	(1,354)	(47)
Provision for income taxes	(77)	(39)
Net loss	(1,431)	(86)
Net loss attributable to noncontrolling interest	8	28
Net loss attributable to Bausch Health Companies Inc.	$(1,423)	$(58)

Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(3.82)	$(0.16)

Basic and diluted weighted-average common shares	372.8	369.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(1,431)	$(86)
Other comprehensive (loss) income
Foreign currency translation adjustment	(44)	141
Other comprehensive (loss) income	(44)	141
Comprehensive (loss) income	(1,475)	55
Comprehensive loss attributable to noncontrolling interest	6	37
Comprehensive (loss) income attributable to Bausch Health Companies Inc.	$(1,469)	$92
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(in millions)
(Unaudited)

Bausch Health Companies Inc. Shareholders’ (Deficit) Equity
Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Bausch Health Companies Inc. Shareholders’ Deficit	Non- controlling Interest	Total Equity (Deficit)
Shares	Amount

	Three Months Ended March 31, 2026
Balances, January 1, 2026	370.5	$10,516	$357	$(9,667)	$(1,760)	$(554)	$931	$377
Common shares issued under share-based compensation plans	3.0	26	(26)	—	—	—	—	—
Share-based compensation	—	—	52	—	—	52	—	52
Employee withholding taxes related to share-based awards	—	—	(34)	—	—	(34)	—	(34)
Vesting of B+L equity compensation	—	—	(52)	—	—	(52)	52	—
Cash settlement of share-based awards	—	—	(2)	—	—	(2)	—	(2)
Net loss	—	—	—	(1,423)	—	(1,423)	(8)	(1,431)
Other comprehensive (loss) income	—	—	—	—	(46)	(46)	2	(44)
Balances, March 31, 2026	373.5	$10,542	$295	$(11,090)	$(1,806)	$(2,059)	$977	$(1,082)

	Three Months Ended March 31, 2025
Balances, January 1, 2025	367.8	$10,490	$234	$(9,824)	$(2,179)	$(1,279)	$957	$(322)
Common shares issued under share-based compensation plans	1.7	18	(18)	—	—	—	—	—
Share-based compensation	—	—	43	—	—	43	—	43
Employee withholding taxes related to share-based awards	—	—	(16)	—	—	(16)	—	(16)
Vesting of B+L equity compensation	—	—	(23)	—	—	(23)	23	—
Net loss	—	—	—	(58)	—	(58)	(28)	(86)
Other comprehensive income (loss)	—	—	—	—	150	150	(9)	141
Balances, March 31, 2025	369.5	$10,508	$220	$(9,882)	$(2,029)	$(1,183)	$943	$(240)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(1,431)	$(86)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	295	305
Amortization and write-off of debt premiums, discounts and issuance costs	14	15
Goodwill impairments	1,426	—
Acquisition-related contingent consideration	12	(11)
Allowances for losses on trade receivable and inventories	26	26
Deferred income taxes	30	(9)
Net gain on sale of assets	(3)	—
Adjustments to accrued legal settlements	10	(3)
Payments of accrued legal settlements	(161)	(19)
Share-based compensation	52	43
Gain excluded from hedge effectiveness	(3)	(3)
Loss on extinguishment of debt	1	—
Payments of contingent consideration adjustments, including accretion	(3)	(2)
Amortization of inventory step-up resulting from acquisitions	3	22
Foreign exchange and other	5	(2)
Changes in operating assets and liabilities:
Trade receivables	148	110
Inventories	(14)	(30)
Prepaid expenses and other current assets	(27)	(46)
Accounts payable, accrued and other liabilities	(150)	(99)
Net cash provided by operating activities	230	211
Cash Flows From Investing Activities
Acquisitions and other investments	—	(12)
Purchases of property, plant and equipment	(109)	(115)
Acquisition of intangible assets and other assets	(38)	(9)
Purchases of marketable securities	(1)	(4)
Proceeds from sale of marketable securities	1	4
Proceeds from sale of assets and businesses, net of costs to sell	3	—
Interest settlements from cross-currency swaps	5	6
Net cash used in investing activities	(139)	(130)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	2,802	50
Repayments of long-term debt	(2,857)	(168)
Payments of employee withholding taxes related to share-based awards	(34)	(16)
Payments of acquisition-related contingent consideration	(8)	(7)
Payments of financing costs	(1)	(5)
Other	(2)	—
Net cash used in financing activities	(100)	(146)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	21
Net decrease in cash, cash equivalents and restricted cash	(13)	(44)
Cash, cash equivalents and restricted cash, beginning of period	1,325	1,201
Cash, cash equivalents and restricted cash, end of period	$1,312	$1,157
Cash and cash equivalents	$1,299	$1,134
Restricted cash	13	23
Cash, cash equivalents and restricted cash, end of period	$1,312	$1,157
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.DESCRIPTION OF BUSINESS
Bausch Health Companies Inc. (the “Company” or “Bausch Health”) is a global, diversified specialty pharmaceutical and medical device company that develops, manufactures and markets, primarily in the therapeutic areas of gastroenterology (“GI”), hepatology, neuroscience and dermatology, a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products and aesthetic medical devices, and, through its approximately 87% ownership of Bausch + Lomb Corporation (“Bausch + Lomb” or “B+L”), branded and branded generic pharmaceuticals, OTC products and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment) in the therapeutic areas of eye health. The Company’s products are marketed directly or indirectly in approximately 90 countries.
2.SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company in U.S. dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these notes to the unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements prepared in accordance with U.S. GAAP that are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The unaudited Condensed Consolidated Financial Statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited Consolidated Financial Statements for the year ended December 31, 2025. The unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, the Company announced its plan to separate its eye health business, consisting of its Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals businesses into an independent publicly traded entity, Bausch + Lomb, from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). As part of this plan, in May 2022, a wholly owned subsidiary of Bausch Health sold common shares of Bausch + Lomb pursuant to an initial public offering of Bausch + Lomb (the “B+L IPO”). Following the B+L IPO, Bausch Health indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 87% of B+L’s outstanding common shares as of March 31, 2026.
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
The B+L IPO established two separate companies that include: (i) a diversified pharmaceutical company comprised of the Salix, International, Diversified (neuroscience, dermatology, generic and dentistry pharmaceutical products) and Solta Medical aesthetic medical device businesses and (ii) a fully integrated eye health company which consists of the Bausch + Lomb Vision Care, Surgical and Pharmaceuticals businesses. These unaudited Condensed Consolidated Financial Statements do not include any adjustments to give effect to the B+L Separation.
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
New Accounting Standards
In July 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which simplifies the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, and allows entities to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. The guidance is effective January 1, 2026. The Company has elected the practical expedient and the application of the ASU 2025-05 will not have a material effect on its consolidated financial statements and related disclosures.
Recently Issued Accounting Standards, Not Adopted as of March 31, 2026
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expense (“ASU 2024-03”), which requires public companies to disclose, in interim and annual reporting periods, additional information about specific expenses in the financial statements. The amendments in ASU 2024-03 are effective for the Company beginning with its 2027 annual report, and its interim periods beginning in 2028. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is evaluating the impact of adoption on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 removes the references to software development project stages and requires entities to begin capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendment in ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The amendments can be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is evaluating the impact of adoption on its consolidated financial statements and related disclosures.
3.REVENUE RECOGNITION
The Company’s revenues are primarily generated from product sales, primarily in the therapeutic areas of GI, hepatology, neuroscience, dermatology and eye health, that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetic medical devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue which is derived primarily from contract manufacturing for third parties and which is not material. See Note 18, “SEGMENT INFORMATION” for the disaggregation of revenue.
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
The following tables present the activity and ending balances of the Company’s variable consideration provisions for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balances, January 1, 2026	$173	$348	$1,352	$125	$64	$2,062
Current period provisions	164	42	865	328	70	1,469
Payments and credits	(179)	(38)	(1,058)	(322)	(56)	(1,653)
Reserve balances, March 31, 2026	$158	$352	$1,159	$131	$78	$1,878
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $43 million and $31 million as of March 31, 2026 and January 1, 2026, respectively, which are reflected as a reduction of Trade receivables, net in the Condensed Consolidated Balance Sheets. Included as a reduction of current period provisions for Distribution Fees in the table above are price appreciation credits of approximately $2 million for the three months ended March 31, 2026.

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
Allowance for Credit Losses
An allowance is maintained for potential credit losses. The Company estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer credit worthiness, value of collateral (if any), and any relevant current and reasonably supportable future economic factors. Additionally, the Company generally estimates the expected credit loss on a pooled basis when customers are deemed to have similar risk characteristics. Trade receivable balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected. Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses. The activity in the allowance for credit losses for trade receivables for the three months ended March 31, 2026 and 2025 is as follows:

(in millions)	2026	2025
Balance, beginning of period	$31	$30
Provision for expected credit losses	2	(1)
Write-offs charged against the allowance	—	—
Foreign exchange and other	—	—
Balance, end of period	$33	$29
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
2025 Acquisitions
Acquisition of Wuhan Shibo Zhenmei Technology Co., Ltd.
During December 2025, the Company completed the acquisition of Wuhan Shibo Zhenmei Technology Co., Ltd. (“Shibo Zhenmei”), consisting of the aesthetics distribution business of its full‑service distributor in China, the Shibo Group (the “Shibo Zhenmei Acquisition”). Through this transaction, the Company assumed full responsibility for the distribution of Solta Medical’s entire product portfolio, including Thermage® FLX as well as other aesthetic devices, within the Chinese market.
The Shibo Zhenmei Acquisition was accounted for as a business combination under the acquisition method of accounting. The total estimated aggregate acquisition consideration was approximately $87 million.

(in millions)
Cash consideration paid	$84
Estimated fair value of contingent consideration	3
Aggregate purchase consideration	$87
The acquisition includes potential future payments to the sellers contingent upon the achievement of specified post‑acquisition performance conditions and the continued employment of designated key personnel. These contingent payments may total up to approximately $17 million in the aggregate. Performance‑based milestone payments are linked to the acquired business’s future net sales levels over defined periods, with amounts payable on either an all‑or‑partial achievement basis. Retention‑based payments are tied to the continued employment of certain key employees through agreed‑upon dates and are recognized as compensation expense over the applicable service period. The fair value of the contingent consideration associated with the performance-based milestone which was recognized as of the acquisition date was $3 million, which was recorded as a non-current liability. This valuation was determined using Level 3 inputs, including probability‑weighted assessments of expected outcomes and a risk‑adjusted discount rate (see Note 6, “FAIR VALUE MEASUREMENTS”).
The preliminary allocation of purchase price based on estimated fair values is as follows:

(in millions)
Trade receivables	$3
Other current assets	1
Intangible assets	43
Inventories	34
Other liabilities	(16)
Total identifiable net assets	65
Goodwill	22
Total fair value of consideration transferred	$87
The assets acquired and liabilities assumed are included within the Solta Medical Segment. Goodwill associated with this acquisition is not deductible for income tax purposes. In connection with the acquisition of Shibo Zhenmei, the Company reacquired inventory that it had previously sold to Shibo Zhenmei and has subsequently sold such inventory.
The fair value of the identifiable intangible assets is determined primarily using the “income approach,” which requires a forecast of the expected future cash flows (including revenue growth rates, cost of goods sold, operating expenses and discount rates). Customer relationships and other intangible assets related to the Shibo Zhenmei Acquisition have an estimated useful life of 15 months.
The valuation of the assets acquired and liabilities assumed as part of this acquisition, has not been finalized as of March 31, 2026. The areas that could be subject to change primarily relate to the valuation of certain identifiable assets. The Company will finalize these amounts no later than one year from the acquisition date.
Acquisition of DURECT Corporation
In September 2025, the Company acquired DURECT Corporation for total consideration of $84 million, including $64 million in cash, $11 million in assumed liabilities and $9 million in transaction costs. The agreement also includes potential future sales-based milestone payments of up to $350 million, subject to certain adjustments.
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
This acquisition has been accounted for as a business combination under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as of the acquisition date:

(in millions)
Property, plant and equipment, net	$7
Intangible assets, net	1
Total identifiable assets	8
Goodwill	67
Total fair value of consideration transferred	$75
The assets acquired and liabilities assumed are included within Bausch + Lomb’s Surgical business. Goodwill associated with this acquisition represents potential future synergies and is deductible for income tax purposes.
The valuation of the assets acquired and liabilities assumed, as part of this acquisition, has not been finalized as of March 31, 2026. Bausch + Lomb will finalize these amounts no later than one year from the acquisition date.
Revenues and operating results associated with this acquisition during the period from December 9, 2025 through December 31, 2025 were not material. Pro forma revenues and operating results for the years 2025 and 2024 were not material.
Other Bausch + Lomb Acquisitions
During November 2025, Bausch + Lomb completed two acquisitions which were accounted for as business combinations under the acquisition method of accounting. The aggregate cash consideration of approximately $33 million was allocated to the assets acquired and liabilities assumed and included $30 million of goodwill, in the aggregate.
Acquisition of Whitecap Biosciences
During January 2025, Bausch + Lomb, through an affiliate, acquired Whitecap Biosciences, LLC (“Whitecap Biosciences”) for an upfront payment of approximately $28 million and potential future milestone and royalty payments. The acquisition is expected to expand Bausch + Lomb’s clinical-stage pipeline as Whitecap Biosciences is currently developing two innovative therapies for potential use in glaucoma and geographic atrophy. Bausch + Lomb accounted for the transaction as an asset acquisition and expensed the upfront payment of approximately $28 million as acquired IPR&D costs, as included within Other expense, net on the Condensed Consolidated Statements of Operations.
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
The Company incurred $13 million and $1 million of restructuring and integration costs during the three months ended March 31, 2026 and 2025, respectively, which primarily consist of employee severance costs.
Separation Costs and Separation-related Costs
The Company has incurred, and will incur, costs associated with activities relating to the B+L Separation. These B+L Separation activities include separating the Bausch + Lomb business from the remainder of the Company. Separation costs are incremental costs directly related to the B+L Separation and include, but are not limited to legal, audit and advisory fees. Separation costs included in Restructuring, integration and separation costs for the three months ended March 31, 2026 and 2025 were not material.
The Company has incurred, and expects to continue to incur, incremental costs with respect to the B+L Separation. These separation-related costs include, but are not limited to rebranding costs, advisory fees and costs associated with facility relocation and/or modification. Included in Selling, general and administrative expenses for the three months ended March 31, 2026 and 2025 are separation-related costs of $1 million and $5 million, respectively.
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

	March 31, 2026				December 31, 2025
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$589	$567	$22	$—	$587	$574	$13	$—
Restricted cash	$13	$13	$—	$—	$16	$16	$—	$—
Cross-currency swaps	$2	$—	$2	$—	$5	$—	$5	$—
Foreign currency exchange contracts	$1	$—	$1	$—	$1	$—	$1	$—
Liabilities:
Acquisition-related contingent consideration	$293	$—	$—	$293	$292	$—	$—	$292
Cross-currency swaps	$138	$—	$138	$—	$158	$—	$158	$—
Foreign currency exchange contracts	$4	$—	$4	$—	$5	$—	$5	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Condensed Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature. Cash, cash equivalents and restricted cash as presented in the Condensed Consolidated Balance Sheet as of March 31, 2026 includes $279 million of cash, cash equivalents and restricted cash held by legal entities of Bausch + Lomb. Cash held by Bausch + Lomb legal entities and any future cash from the operating, investing and financing activities of Bausch + Lomb is expected to be retained by Bausch + Lomb entities and is generally not available to support the operations, investing and financing activities of other legal entities, including Bausch Health unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders.
There were no transfers into or out of Level 3 assets or liabilities during the three months ended March 31, 2026.
Cross-currency Swaps
Bausch + Lomb enters into cross-currency swaps to mitigate fluctuation in the value of a portion of its euro-denominated net investment in its consolidated financial statements from fluctuation in exchange rates. The euro-denominated net investment being hedged is Bausch + Lomb’s investment in certain Bausch + Lomb euro-denominated subsidiaries. As of March 31, 2026, these swaps had an aggregate notional value of $1,000 million.
The assets and liabilities associated with Bausch + Lomb’s cross-currency swaps as included in the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 are as follows:

(in millions)	March 31, 2026	December 31, 2025
Other non-current liabilities	$(138)	$(158)
Prepaid expenses and other current assets	$2	$5
Net fair value	$(136)	$(153)

The following table presents the effect of hedging instruments on the Condensed Consolidated Statements of Comprehensive (loss) income and the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in millions)	2026	2025
Gain (loss) recognized in Other comprehensive (loss) income	$20	$(36)
Gain excluded from assessment of hedge effectiveness	$3	$3
Location of gain of excluded component	Interest Expense
No portion of the cross-currency swaps were ineffective for the three months ended March 31, 2026 and 2025. During the three months ended March 31, 2026 and 2025, the Company received $5 million and $6 million, respectively, in interest settlements, which are reported as investing activities in the Condensed Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
The Company’s foreign currency exchange contracts are remeasured at each reporting date to reflect changes in their fair values determined using forward rates, which are observable market inputs, multiplied by the notional amount. The Company’s foreign currency exchange contracts are economically hedging the foreign exchange exposure on certain of the Company’s intercompany balances. As of March 31, 2026, the Company’s outstanding foreign currency exchange contracts had an aggregate notional amount of $482 million.
The assets and liabilities associated with the Company’s foreign exchange contracts as included in the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 are as follows:

(in millions)	March 31, 2026	December 31, 2025
Accrued and other current liabilities	$(4)	$(5)
Prepaid expenses and other current assets	$1	$1
Net fair value	$(3)	$(4)
The following table presents the effect of the Company’s foreign exchange contracts on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in millions)	2026	2025
Gain (loss) related to changes in fair value	$1	$(5)
Loss related to settlements	$(5)	$(2)
Acquisition-related Contingent Consideration Obligations
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At March 31, 2026, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 6% to 27%, and a weighted average risk-adjusted discount rate of 8%. The weighted average risk-adjusted discount rate was calculated by weighting each contract’s relative fair value at March 31, 2026.

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2026 and 2025:

	March 31,
(in millions)	2026		2025
Balance, beginning of period		$292		$359
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$6		$8
Fair value adjustments due to changes in estimates of future payments	6		(19)
Acquisition-related contingent consideration (Note 4)		12		(11)
Payments/Settlements		(11)		(9)
Balance, end of period		293		339
Current portion included in Accrued and other current liabilities		80		57
Non-current portion included in Other non-current liabilities		$213		$282
Fair Value of Long-term Debt
The fair value of long-term debt as of March 31, 2026 and December 31, 2025 was $19,275 million and $19,626 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).
7.INVENTORIES
Inventories, net consist of:

(in millions)	March 31, 2026	December 31, 2025
Raw materials	$557	$564
Work in process	98	102
Finished goods	946	963
	$1,601	$1,629
8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	March 31, 2026			December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$22,475	$(20,131)	$2,344	$22,534	$(19,981)	$2,553
Corporate brands	1,001	(807)	194	1,003	(789)	214
Product rights/patents	3,268	(3,251)	17	3,271	(3,253)	18
Partner relationships, technology and other	439	(388)	51	445	(385)	60
Total finite-lived intangible assets	27,183	(24,577)	2,606	27,253	(24,408)	2,845
Acquired IPR&D	100	—	100	100	—	100
B&L Trademark	1,698	—	1,698	1,698	—	1,698
	$28,981	$(24,577)	$4,404	$29,051	$(24,408)	$4,643
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
Xifaxan® intangible assets included in the unaudited Condensed Consolidated Balance Sheets had a carrying value of $943 million and an estimated remaining useful life of 21 months as of March 31, 2026. The Company has filed lawsuits against third-party generic manufacturers that have sent the Company Notices of Paragraph IV Certification for Xifaxan®. See “Xifaxan® Paragraph IV Proceedings” of Note 17, “LEGAL PROCEEDINGS”.
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
Estimated amortization expense of finite-lived intangible assets for the remainder of 2026 and each of the five succeeding years ending December 31 and thereafter is as follows:

(in millions)	Remainder of 2026	2027	2028	2029	2030	2031	Thereafter	Total
Amortization	$674	$847	$245	$229	$224	$215	$172	$2,606
Goodwill
The changes in the carrying amounts of goodwill during the three months ended March 31, 2026 and the year ended December 31, 2025 were as follows:

(in millions)	Salix	International	Solta Medical	Diversified	Bausch + Lomb	Total
Balance, January 1, 2025	$3,159	$792	$115	$1,759	$5,262	$11,087
Additions	—	—	22	—	97	119
Impairment	—	—	—	(145)	—	(145)
Goodwill reclassified to assets held for sale	—	(4)	—	—	—	(4)
Foreign exchange and other	—	109	—	(33)	138	214
Balance, December 31, 2025	3,159	897	137	1,581	5,497	11,271
Additions	—	—	—	—	—	—
Impairment	(1,426)	—	—	—	—	(1,426)
Foreign exchange and other	—	(17)	—	—	(21)	(38)
Balance, March 31, 2026	$1,733	$880	$137	$1,581	$5,476	$9,807
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
June 30, 2025 Interim Assessment
As part of its interim goodwill impairment assessment, the Company considered among other matters, the decline in the market capitalization of Bausch + Lomb during the period October 1, 2024 (the last time goodwill was tested for all reporting units) through June 30, 2025. The length and lack of recovery from this decline in market capitalization, in comparison to the performance of the overall equity markets was sufficient to suggest that the decline in market capitalization could be an indicator that the fair value of a reporting unit or units of its Bausch + Lomb segment could be less than their carrying amounts.
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
Generics
The quantitative fair value test for the Generics reporting unit utilized the most recent cash flow projections for the reporting unit as revised in the fourth quarter of 2025 to reflect shifting market dynamics which led to increased competition within the generic pharmaceuticals market, affecting both pricing and potential market share. The Company expects these dynamics to intensify in the future and therefore revised its long‑term forecasts, including for the sale of Company-branded products upon loss of exclusivity, to reflect these developments. The quantitative assessment utilized a discount rate of 8.75% in the estimation of the reporting unit’s fair value. Based on the quantitative fair value test, the carrying value of the Generics reporting unit exceeded its fair value as of October 1, 2025, and the Company recognized a goodwill impairment of $145 million. As of December 31, 2025, the Generics reporting unit had remaining goodwill of $82 million.
December 31, 2025
During the period October 1, 2025 through December 31, 2025, the Company continued to monitor the market conditions and trends in business performance for all its reporting units and determined that no events occurred, or circumstances changed that would indicate that the fair value of any reporting unit might be below its carrying value.
2026 Interim Assessment
Salix
In January 2026, the Company received the results for the double-blind Phase 3 clinical trials for two global RED-C clinical programs evaluating its rifaximin soluble solid dispersion formulation, designed to prevent overt hepatic encephalopathy and related complications in patients with early-stage liver cirrhosis. While safe and well-tolerated, both clinical trials failed to achieve their primary endpoints. The Company performed a quantitative goodwill analysis for the Salix reporting unit using revised forecasts, an updated discount rate of 9.50%, and a new long-term growth rate that reflect the impact of the Phase 3 clinical trial results. Based on the quantitative fair value test, the carrying value of the Salix reporting unit exceeded its fair value as of January 22, 2026, and the Company recognized a goodwill impairment of $1,426 million. As of March 31, 2026, the Salix reporting unit had remaining goodwill of $1,733 million.
During the three months ended March 31, 2026, no other events occurred, or circumstances changed that would indicate that the fair value of any of the Company’s reporting units, other than the Salix reporting unit might be below its carrying value. However, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future, and any such charges could be material.
Accumulated goodwill impairment charges through March 31, 2026 were $7,068 million.

9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	March 31, 2026	December 31, 2025
Product rebates	$1,117	$1,321
Interest	368	253
Product returns	352	348
Employee compensation and benefit costs	304	385
Income taxes payable	48	38
Legal matters and related fees	28	178
Other	820	821
	$3,037	$3,344

10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of premiums, discounts and issuance costs consist of the following:

		March 31, 2026		December 31, 2025
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities:
2025 Credit Agreement
2030 Revolving Credit Facility	April 2030	$—	$—	$—	$—
2030 Term Loan B Facility	October 2030	2,977	2,868	2,985	2,869
B+L Credit Facilities
B+L September 2028 Term Loan B Facility	September 2028	—	—	489	483
B+L 2030 Revolving Credit Facility	June 2030	100	100	100	100
B+L January 2031 Term Loan B Facility	January 2031	—	—	2,313	2,286
B+L January 2031 Refinancing Term Facility	January 2031	2,802	2,772	—	—
Senior Secured Notes:
4.875% Secured Notes	June 2028	803	799	803	799
11.00% First Lien Secured Notes	September 2028	888	1,111	888	1,155
14.00% Second Lien Secured Notes	October 2030	352	578	352	578
10.00% Secured Notes	April 2032	6,000	6,284	6,000	6,284
B+L Senior Secured Notes:
B+L 8.375% Secured Notes	October 2028	1,400	1,388	1,400	1,387
B+L January 2031 Secured Notes	January 2031	780	769	792	781
Senior Unsecured Notes:
8.50%	January 2027	643	643	643	643
7.00%	January 2028	171	171	171	171
5.00%	January 2028	433	432	433	432
6.25%	February 2029	821	817	821	817
5.00%	February 2029	452	450	452	450
7.25%	May 2029	336	335	336	335
5.25%	January 2030	779	775	779	775
5.25%	February 2031	463	460	463	460
Other	Various	12	12	12	12
Total long-term debt and other		$20,212	20,764	$20,232	20,817
Less: Current portion of long-term debt and other			889		225
Non-current portion of long-term debt			$19,875		$20,592
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

As of March 31, 2026, the Company was in compliance with its covenants related to its debt obligations. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with its financial maintenance covenants and meet its debt service obligations over that same period.
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
December 2025 Exchange
In December 2025, the Company and 126NumberCo completed offers to exchange (the “December 2025 Exchange”) $797 million aggregate principal amount of 4.875% Senior Secured Notes due in 2028 (the “June 2028 Senior Secured Notes”) and $886 million aggregate principal amount of 11.00% First Lien Secured Notes due in 2028 (the “11.00% First Lien Secured Notes”) (collectively, the “Exchanged December 2025 Notes”), for $1,600 million in aggregate principal amount of new 10.00% Senior Secured Notes due April 2032, which form a single series with the 2032 Senior Secured Notes issued in April 2025. In connection with the December 2025 Exchange, 26,495,472 common shares of Bausch + Lomb were transferred to 126NumberCo, which owns, in the aggregate, 211,963,893 common shares of Bausch + Lomb following such transfer. 126NumberCo is a non-guarantor restricted subsidiary under the indentures that govern the Company’s senior notes issued prior to 2025 (the “Existing Senior Notes”).
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
The 2030 Term Loan B Facility will mature on October 8, 2030. The amortization rate for the 2030 Term Loan B Facility is 1.00% per annum, or $30 million, payable in quarterly installments beginning on September 30, 2025. 126NumberCo may direct that prepayments be applied to such amortization payments in order of maturity. Aggregate mandatory quarterly amortization payments for the 2030 Term Loan B Facility will be $135 million through October 2030.
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
The 2030 Revolving Credit Facility will mature on the earlier of April 8, 2030 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company or 126NumberCo in an aggregate principal amount in excess of $1,000 million. Borrowings under the 2030 Revolving Credit Facility can be made in U.S. dollars, Canadian dollars or euros. As of March 31, 2026, the Company had no outstanding borrowings and had $31 million of issued and outstanding letters of credit on the 2030 Revolving Credit Facility.
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
Bausch + Lomb Senior Secured Credit Facilities and Notes
On May 10, 2022, Bausch + Lomb entered into a credit agreement (the “B+L Original Credit Agreement”), providing for a term loan of $2,500 million (the “B+L May 2027 Term Loan B Facility”) and a revolving credit facility of $500 million (the “B+L May 2027 Revolving Credit Facility”).

On September 29, 2023, Bausch + Lomb entered into an incremental term loan facility in the form of an incremental amendment (the “B+L September 2023 Credit Facility Amendment”) to the B+L Original Credit Agreement and consisted of borrowings of $500 million in new term B loans with a five-year term to maturity (the “B+L September 2028 Term Loan B Facility”). In addition, on September 29, 2023, Bausch + Lomb also issued $1,400 million aggregate principal amount of 8.375% Senior Secured Notes due October 2028 (the “B+L October 2028 Senior Secured Notes”).
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
On June 26, 2025, Bausch + Lomb entered into an incremental amendment to its credit agreement (the “B+L June 2025 Credit Facility Amendment”), which consisted of a new $800 million revolving credit facility maturing June 26, 2030 (the “B+L 2030 Revolving Credit Facility”) and a new $2,325 million term B loan facility maturing January 15, 2031 (the “B+L January 2031 Term Loan B Facility”). In addition, Bausch + Lomb’s subsidiaries, Bausch + Lomb Netherlands B.V. and Bausch & Lomb Incorporated, issued €675 million aggregate principal amount of Senior Secured Floating Rate Notes due January 2031 (the “B+L January 2031 Secured Notes” and, together with the B+L October 2028 Senior Secured Notes, the “B+L Secured Notes”). The B+L January 2031 Secured Notes accrue interest at a rate per annum of: (i) three-month EURIBOR (subject to a 0% floor) plus (ii) 3.875%, reset quarterly, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2026. At March 31, 2026, the B+L January 2031 Secured Notes bore interest at 5.89% per annum.
The proceeds from the B+L January 2031 Secured Notes along with the proceeds of the B+L January 2031 Term Loan B Facility were used by Bausch + Lomb to: (i) repay in full borrowings under the B+L May 2027 Revolving Credit Facility, (ii) refinance, in full, its outstanding term loans due 2027 and (iii) pay related fees and expenses (these transactions together, the “B+L 2025 Refinancing Activity”).
In January 2026, Bausch + Lomb entered into a refinancing transaction amendment (the “Bausch + Lomb January 2026 Credit Facility Amendment”; the B+L Original Credit Agreement, as amended by the B+L September 2023 Credit Facility Amendment, the B+L November 2024 Credit Facility Amendment, the B+L June 2025 Credit Facility Amendment and the B+L January 2026 Credit Facility Amendment, the “B+L Amended Credit Agreement”) providing for a new $2,802 million term loan facility maturing on January 15, 2031 (the “B+L January 2031 Refinancing Term Facility” or the “B+L Term Facilities”; the B+L Term Facilities, together with the B+L 2030 Revolving Credit Facility, the “B+L Senior Secured Credit Facilities”). The proceeds from the B+L January 2031 Refinancing Term Facility were used to refinance, in full, the B+L September 2028 Term Loan B Facility and the B+L January 2031 Term Loan B Facility.
The B+L Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The B+L Term Facilities are denominated in U.S. dollars, and borrowings under the B+L 2030 Revolving Credit Facility may be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of March 31, 2026, the principal amounts outstanding under the B+L January 2031 Refinancing Term Facility were $2,802 million.
As of March 31, 2026, Bausch + Lomb had $100 million of outstanding borrowings, $32 million of issued and outstanding letters of credit and remaining availability, subject to certain customary conditions, of $668 million under the B+L 2030 Revolving Credit Facility. The stated rate of interest for borrowings under the B+L 2030 Revolving Credit Facility as of March 31, 2026 ranges from 6.42% to 6.43% per annum.
Borrowings under the B+L 2030 Revolving Credit Facility in: (i) U.S. dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) a term SOFR-based rate or (b) a U.S. dollar base rate, (ii) Canadian dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) a term CORRA-based rate or (b) a Canadian dollar prime rate, (iii) euros bear interest at a rate per annum equal to EURIBOR and (iv) pounds sterling bear interest at a rate per annum equal to SONIA, in each case, plus an applicable margin. The applicable interest rate margins for borrowings under the B+L 2030 Revolving Credit Facility are between 0.75% to 1.75% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.75% to 2.75% with respect to SOFR, CORRA, EURIBOR or SONIA borrowings based on Bausch + Lomb’s total net leverage ratio. In addition, Bausch + Lomb is required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the B+L 2030 Revolving Credit Facility, payable quarterly in arrears. Bausch + Lomb is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the B+L 2030 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.

Borrowings under the B+L January 2031 Refinancing Term Facility bear interest at a rate per annum equal to, at the option of B+L, either: (i) a term SOFR-based rate, plus an applicable margin of 3.75%, or (ii) a U.S. dollar base rate, plus an applicable margin of 2.75%. The stated rate of interest under the B+L January 2031 Refinancing Term Facility at March 31, 2026 was 7.42% per annum.
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
The amortization rate for the B+L January 2031 Refinancing Term Facility is 1.00% per annum, or $28 million, payable in quarterly installments, with the first installment to be paid on June 30, 2026. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of March 31, 2026, the remaining mandatory quarterly amortization payments for the B+L January 2031 Refinancing Term Facility were $133 million through December 2030, with the remaining term loan balance being due in January 2031.
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
In connection with the issuance of the 2032 Senior Secured Notes, in 2025, the Company capitalized $64 million of payments made to third parties. These capitalized costs are being amortized as interest expense over the remaining term of the 2032 Senior Secured Notes.
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
On November 29, 2022, the Company designated 126NumberCo as an unrestricted subsidiary of the Company in accordance with the terms of the Company’s debt documents. In connection therewith, all of the subsidiaries of 126NumberCo, including Bausch + Lomb and its subsidiaries, became unrestricted subsidiaries of the Company and, as a result, are not subject to the covenants under the Bausch Health debt documents, and the earnings and net debt of Bausch + Lomb, as defined in the relevant debt documents, are also not included in the calculation of the Company’s financial maintenance covenant. In March 2025, in connection with the April 2025 Refinancing Transactions, 126NumberCo was re-designated as a restricted subsidiary of the Company, however, Bausch + Lomb and its subsidiaries continue to be unrestricted subsidiaries of the Company. As of March 31, 2026, 126NumberCo, directly or indirectly, held approximately 87% of the issued and outstanding shares of Bausch + Lomb.
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
2022 Exchange
On September 30, 2022, the Company closed a series of transactions whereby it exchanged (the “2022 Exchange”) validly tendered senior unsecured notes with an aggregate outstanding principal balance of $5,594 million for $3,125 million in aggregate principal balance of newly issued secured notes (the “2022 Secured Notes”), a reduction of outstanding principal of $2,469 million.
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
As of March 31, 2026, the remaining premium on the 2022 Secured Notes was $449 million, which is being reduced as contractual interest payments are made on the 2022 Secured Notes. During the three months ended March 31, 2026 and 2025, the Company made contractual interest payments of $49 million and $143 million, respectively, related to the 2022 Secured Notes, of which $44 million and $127 million, respectively, was recorded as a reduction of the premium.
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
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of March 31, 2026 and December 31, 2025 was 8.47% and 8.54%, respectively. Due to the accounting treatment for the 2022 Secured Notes, interest expense in the Company’s financial statements will not be representative of the weighted average stated rate of interest.
Maturities
Maturities of debt obligations for the remainder of 2026, the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
Remainder of 2026	$44
2027	701
2028	3,765
2029	1,667
2030	4,123
2031	3,912
Thereafter	6,000
Total debt obligations	20,212
Unamortized premiums, discounts and issuance costs	552
Total long-term debt and other	$20,764
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
Other Financing Arrangements
In January 2026, Bausch + Lomb entered into a financing arrangement, that permits it, subject to certain conditions, to sell certain receivables to a third-party financial institution, potentially accelerating access to cash and reducing credit risk. Transactions under this financing arrangement are accounted for as true sales under ASC 860, Transfers and Servicing of Financial Assets, with the sold receivables derecognized from Bausch + Lomb’s Condensed Consolidated Balance Sheets. The cash received from the financial institution is reported within Operating Activities in the Condensed Consolidated Statements of Cash Flows.
During the three months ended March 31, 2026, Bausch + Lomb received cash proceeds of $5 million from the sales of receivables under this financing arrangement. The costs related to these transactions were not material. During April 2026, Bausch + Lomb sold additional receivables and received cash proceeds of $21 million.

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
Approximately 15,286,000 common shares were available for future grants as of March 31, 2026. The Company uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
Bausch Health has a long-term incentive program with the objective of aligning the share-based awards granted to senior management with the Company’s focus on generating operating cash flow while maintaining focus on improving total shareholder return (“TSR”) over the long-term. The share-based awards granted under this long-term incentive program may consist of time-based stock options, time-based restricted stock units (“RSUs”) and performance-based RSUs. Performance-based RSUs are comprised of awards that vest upon: (i) the attainment of certain targets that are based on the Company’s adjusted operating cash flow with a relative TSR modifier or (ii) the attainment of certain targets that are based on the Company’s adjusted unlevered free cash flow with a relative TSR modifier.
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
Share-based awards granted to senior management align with Bausch + Lomb’s focus on enhancing its revenue growth while maintaining focus on total shareholder return over the long-term. The share-based awards granted under this long-term incentive program consist of time-based stock options, time-based RSUs and performance-based RSUs (“PSUs”). The PSUs are comprised of awards that vest upon: (i) achievement of certain share price appreciation conditions, including absolute and relative TSR (the “TSR PSUs”), (ii) attainment of certain performance targets that are based on Bausch + Lomb’s Organic Revenue Growth (the “Organic Revenue Growth PSUs”), (iii) outperformance of performance goals, based on the level of achievement of: (a) a revenue metric (measured for fiscal year 2026) and (b) relative TSR metric (if applicable) and (iv) attainment of certain performance targets (measured for fiscal year 2028) that are based on Bausch + Lomb’s adjusted earnings before interest, taxes, depreciation and amortization (the “Adjusted EBITDA PSUs”). If Bausch + Lomb’s performance is below a specified performance level, no common shares will be paid. Each vested PSU represents the right of a holder to receive a number of Bausch + Lomb’s common shares up to a specified maximum.
Approximately 7,300,000 Bausch + Lomb common shares were available for future grants as of March 31, 2026. Bausch + Lomb uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.

The following table summarizes the components and classification of the Company’s share-based compensation expenses related to stock options and RSUs for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in millions)	2026	2025
Stock options	$3	$4
RSUs	49	39
	$52	$43

Research and development expenses	$4	$3
Selling, general and administrative expenses	48	40
	$52	$43
Share-based awards granted for the three months ended March 31, 2026 and 2025 consist of:

	Three Months Ended March 31,
	2026	2025
Bausch Health Share-Based Awards
Time-based RSUs
Granted	6,426,000	5,379,000
Weighted-average grant date fair value	$6.11	$7.70
Adjusted Operating Cash Flow performance-based RSUs
Granted	2,581,000	2,096,000
Weighted-average grant date fair value	$6.04	$7.36
Bausch + Lomb Share-Based Awards
Stock options
Granted	—	1,374,000
Weighted-average exercise price	$—	$15.86
Weighted-average grant date fair value	$—	$4.66
RSUs
Granted	3,094,000	3,033,000
Weighted-average grant date fair value	$18.53	$15.95
TSR PSUs
Granted	404,000	388,000
Weighted-average grant date fair value	$18.60	$15.86
Organic Revenue Growth PSUs
Granted	884,000	753,000
Weighted-average grant date fair value	$17.49	$15.98
Adjusted EBITDA PSUs
Granted	404,000	—
Weighted-average grant date fair value	$18.60	$—
As of March 31, 2026, the remaining unrecognized compensation expense related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs under the Company’s 2014 Plan and the B+L Plan amounted to $279 million, which will be amortized over a weighted-average period of 1.83 years.
As of March 31, 2026, the remaining unrecognized compensation expense related to all outstanding non-vested stock options, time-based RSUs and PSUs under the B+L Plan amounted to $187 million, which will be amortized over a weighted-average period of 1.84 years.

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
12.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	March 31, 2026	December 31, 2025
Foreign currency translation adjustment	$(1,795)	$(1,749)
Pension adjustment, net of tax	(11)	(11)
	$(1,806)	$(1,760)
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
13.RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs consist of:

	Three Months Ended March 31,
(in millions)	2026	2025
Product related research and development	$159	$139
Quality assurance	4	4
	$163	$143
14.OTHER EXPENSE, NET
Other expense, net consists of:

	Three Months Ended March 31,
(in millions)	2026	2025
Acquisition-related contingent consideration	$12	$(11)
Acquired IPR&D costs	11	28
Litigation and other matters, net of insurance recoveries and restitutions	10	(3)
Acquisition-related transaction costs	1	1
Gain on sale of assets, net	(3)	—
Other, net	1	—
	$32	$15
Acquisition-related contingent consideration reflects adjustments for changes in estimates in the timing and amounts of expected future royalty and milestone payments and accretion for the time value of money.
Acquired IPR&D costs for the three months ended March 31, 2026 and 2025 are primarily related to certain acquisitions by Bausch + Lomb.

Litigation and other matters, net of insurance recoveries and restitutions primarily relates to adjustments to provisions for certain legal matters and for the three months ended March 31, 2025, includes restitution received in connection with a certain legal matter.
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
Provision for income taxes for the three months ended March 31, 2026 was $77 million and included: (i) $74 million of income tax provision for the Company’s ordinary loss for the three months ended March 31, 2026 and (ii) $3 million of net income tax provision for discrete items, which includes: (a) $4 million income tax provision due to changes in uncertain tax positions, primarily interest accrual and (b) $4 million income tax benefit associated with the filing of certain income tax returns.
Provision for income taxes for the three months ended March 31, 2025 was $39 million and included: (i) $30 million of income tax provision for the Company’s ordinary loss for the three months ended March 31, 2025 and (ii) $9 million of net income tax provision for discrete items, which includes $6 million of net income tax provision associated with the filing of certain tax returns.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was approximately $2,696 million and $2,576 million as of March 31, 2026 and December 31, 2025, respectively. The Company will continue to assess the need for valuation allowances on an ongoing basis.
As of March 31, 2026 and December 31, 2025, the Company had $911 million and $914 million, respectively, of unrecognized tax benefits, including $73 million and $68 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of March 31, 2026, $372 million would reduce the Company’s effective tax rate, if recognized.
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
The Company’s U.S. affiliates remain under examination for various state tax audits in the U.S. for years 2017 through 2025.
The Company’s subsidiaries in Germany are under audit for tax years 2017 through 2019.
In November 2022, the Company’s affiliate in the Netherlands received an assessment from the Luxembourg Tax Authorities as successor in interest to its affiliate in Luxembourg for tax years 2018 – 2019 for €271.7 million, not including interest. In March 2026, the Company received an unfavorable ruling from the Administrative Tribunal of Luxembourg. The Company intends to appeal the decision to the Administrative Court and will continue to defend its position. The Company has not recorded a reserve related to this matter.
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
16.LOSS PER SHARE
Loss per share attributable to Bausch Health Companies Inc. is calculated as follows:

	Three Months Ended March 31,
(in millions, except per share amounts)	2026	2025
Net loss attributable to Bausch Health Companies Inc.	$(1,423)	$(58)
Basic and diluted weighted-average common shares outstanding	372.8	369.6
Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(3.82)	$(0.16)
During the three months ended March 31, 2026 and 2025, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 6,089,000 and 4,193,000 common shares for the three months ended March 31, 2026 and 2025, respectively.
During the three months ended March 31, 2026 and 2025, time-based RSUs, performance-based RSUs and stock options to purchase approximately 11,974,000 and 14,300,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.
During the three months ended March 31, 2026 and 2025, an additional 2,581,000 and 2,083,000 performance-based RSUs were not included in the computation of diluted earnings per share as the required performance conditions had not been met.
17.LEGAL PROCEEDINGS
From time to time, the Company becomes involved in various legal and administrative proceedings, which include product liability, intellectual property, commercial, tax, antitrust, governmental and regulatory investigations, related private litigation and ordinary course employment-related issues. From time to time, the Company also initiates actions or files counterclaims. The Company could be subject to counterclaims or other suits in response to actions it may initiate. The Company believes that the prosecution of these actions and counterclaims is important to preserve and protect the Company, its reputation and its assets. Certain of these proceedings and actions are described in Note 21, “LEGAL PROCEEDINGS,” to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of March 31, 2026, the Company’s Condensed Consolidated Balance Sheets includes accrued current loss contingencies of $28 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
Securities Litigation and Related Matters
U.S. Securities Litigation – Kelk Complaint
On July 26, 2023, a purported class action complaint captioned Kelk v. Bausch Health Companies Inc., et al. (No. 23-cv-03996), was filed in the U.S. District Court for the District of New Jersey against the Company and certain of its current or former officers. The action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. Plaintiffs allege that defendants made various misrepresentations and omissions regarding the Company’s proposed spin-off of Bausch + Lomb, and allege that those purported misrepresentations and omissions concealed that the spin-off was executed as part of a strategy to subvert the pending opt-out lawsuits and leave plaintiffs in those actions without viable means to a potential recovery. An amended complaint was filed on January 19, 2024. The amended complaint also alleges that defendants made various misrepresentations and omissions regarding the strength of the Company’s patents protecting its product, Xifaxan®, from generic competitors. Defendants moved to dismiss the amended complaint on March 20, 2024. On February 12, 2025, the District Court granted Defendants’ motion to dismiss the amended complaint in full without prejudice. On March 14, 2025, Plaintiffs filed a second amended complaint. Defendants moved to dismiss the second amended complaint on April 28, 2025. On November 20, 2025, the District Court granted Defendants’ motion to dismiss the second amended complaint with prejudice. Plaintiffs appealed the dismissal in December 2025 and the appeal is now pending at the U.S. Court of Appeals for the Third Circuit.
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
The actions generally alleged violations of Canadian provincial securities legislation on behalf of putative classes of persons who purchased or otherwise acquired securities of the Company for periods commencing as early as January 1, 2013 and ending as late as November 16, 2015. The alleged violations related to the same matters described in the U.S. Securities Litigation description below.
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
On October 8 and 9, 2020, respectively, CalSTRS amended its proceedings to, among other things, include a new alleged misrepresentation concerning the accounting treatment of “price appreciation credits” in respect of Glumetza® during the period covered by the claims. On June 9, 2021, the Quebec Superior Court granted the Company’s application to strike the new allegations from CalSTRS Quebec Securities Act claim, but permitted the amendments to its claim under the Quebec Civil Code. On December 8, 2021, CalSTRS delivered its amended pleadings. The matter remains pending in Quebec.
On March 17, 2021, four additional opt-outs from the Catucci class issued a Statement of Claim in the Ontario Superior Court of Justice. That proceeding is captioned The Bank of Korea et al. v. Valeant Pharmaceuticals International, Inc. et al. (Court File No. 21-006589666-0000). In addition, these plaintiffs also served and filed a motion for leave to pursue claims under the Ontario Securities Act. The allegations in this proceeding are similar to those made by the plaintiffs in the Catucci class action and the plaintiffs in the opt-out actions described above. The matter remains pending in Ontario.
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
On January 15, 2026, the parties filed a consent with the Court for an Order discontinuing the action without prejudice.
Antitrust Litigation
Generic Pricing Antitrust Litigation
The Company and its subsidiaries, Oceanside Pharmaceuticals, Inc., Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“BHUS”) and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“BHA”) (for the purposes of this paragraph, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania (MDL 2724, 16- MD-2724). Bausch + Lomb Corporation had been named as a defendant in the MDL in one complaint, but this complaint has been amended to remove Bausch + Lomb Corporation and, as a result, Bausch + Lomb Corporation is no longer a party to the MDL. The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The lawsuits, which are brought as putative class actions by direct purchasers, end payers, and indirect resellers, and as direct actions by direct purchasers, end payers, insurers, hospitals, pharmacies, and various Counties, Cities, and Towns, are consolidated into the MDL. There are also additional, separate complaints which are consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. State of Connecticut, et al. v. Sandoz, Inc., et al., (D. CT, C.A. No. 3:20-00802), in which BHUS and BHA are defendants, was remanded to the U.S. District Court for the District of Connecticut. BHUS and BHA have reached an agreement in principle to settle the Connecticut case which remains subject to final court approval. There are cases pending in the Court of Common Pleas of Philadelphia County and New York State Supreme Court against the Company and other defendants related to the multidistrict litigation. The Company disputes the claims against it and continues to defend itself vigorously.
Additionally, Bausch Health Companies Inc. and certain U.S. and Canadian subsidiaries (for the purposes of this paragraph, collectively the “Company”) were named as defendants in a proposed class proceeding entitled Kathryn Eaton v. Teva Canada Limited, et al. in the Federal Court in Toronto, Ontario, Canada (Court File No. T-607-20). The plaintiff sought to certify a proposed class action on behalf of persons in Canada who purchased generic drugs in the private sector, alleging that the Company and other defendants violated the Competition Act (Canada) by conspiring to allocate the market, fix prices, and maintain the supply of generic drugs, and seeking damages under federal law. The proposed class action contained similar allegations to the In re: Generic Pharmaceuticals Pricing Antitrust Litigation pending in the U.S. Court for the Eastern District of Pennsylvania. On February 20, 2026, the Canadian court declined to certify the action and dismissed the action against the Company. The deadline for the filing of an appeal has passed with no appeal filed.
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
Xifaxan Antitrust Litigation
Between September 2025 and December 2025, five antitrust complaints were filed in the U.S. District Court for the District of Rhode Island against the Company among other defendants. Among other claims, the plaintiffs allege generally that (1) a 2018 patent settlement with Actavis Laboratories FL, Inc. regarding Xifaxan® 550 mg is unlawful and anticompetitive; and/or (2) the Company unlawfully listed patents in the FDA’s Orange Book for Xifaxan® 550 mg. Four of the five matters remain pending in the Rhode Island District Court:
•On September 22, 2025, Rhode Island Laborers Health & Welfare Fund filed an indirect purchaser class-action antitrust lawsuit against Bausch Health Companies Inc., Bausch Health Ireland Ltd., Salix Pharmaceuticals, Ltd.,

Salix Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc. and Actavis Laboratories FL, Inc. On January 28, 2026, the plaintiff voluntarily dismissed the lawsuit without prejudice.
•On October 7, 2025, Walgreen Co., The Kroger Co., Albertsons Companies, Inc., H-E-B, L.P. and Supervalu, Inc. filed a direct purchaser antitrust lawsuit against Bausch Health Companies Inc., Salix Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc., Teva Pharmaceutical Industries Ltd. and Teva Pharmaceuticals USA, Inc.
•Two, now consolidated, direct purchaser class-action antitrust lawsuits were filed by KPH Healthcare Services, Inc. a/k/a Kinney Drugs, Inc. and Value Drug Company on October 21, 2025 and October 23, 2025, respectively, against Bausch Health Companies Inc., Bausch Health Ireland Ltd., Salix Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc., Teva Pharmaceutical Industries Ltd., Teva Pharmaceuticals USA, Inc., and Actavis Laboratories FL, Inc. On March 25, 2026, the plaintiffs dismissed the Teva defendants without prejudice.
•On December 23, 2025, CVS Pharmacy, Inc. filed a direct purchaser antitrust lawsuit against Bausch Health Companies Inc., Salix Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc., Teva Pharmaceutical Industries Ltd., and Teva Pharmaceuticals USA, Inc.
The Company and its affiliates named in these cases dispute the asserted claims and intend to vigorously defend these matters.
Intellectual Property Litigation
From time to time, the Company (and/or certain of its affiliates) is also party to certain intellectual property litigation proceedings in the United States and Canada, including as arising from claims filed against the Company or by the Company (or that the Company anticipates filing within the required time periods) related to certain products sold by or on behalf of the Company, which may be in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third-party generic manufacturers, where such products include Xifaxan® 200 mg and 550 mg, Cabtreo® and Vyzulta® in the United States and Zaxine® in Canada.
Xifaxan® Paragraph IV Proceedings
The Company filed lawsuits against Norwich Pharmaceuticals Inc. (“Norwich”) and Amneal Pharmaceuticals of New York LLC, and anticipates filing a lawsuit against Hetero USA, Inc. (“Hetero”), concerning the Company’s Xifaxan® (rifaximin) 550 mg tablets. The foregoing lawsuits and related litigation are referred to collectively as the “Xifaxan® Generics Litigation”. The lawsuits against Zydus Pharmaceuticals (USA) Inc. (“Zydus”), Carnegie Pharmaceuticals LLC (“Carnegie”), SABA Ilac Sanayi ve Ticaret A.S. (“SABA”), Mylan Pharmaceuticals Inc. (“Mylan”), Alkem Laboratories Ltd. (“Alkem”), Cipla USA, Inc. and Ajanta Pharma Limited (“Ajanta”) are now settled, see “- Completed or Inactive Matters” below.
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
The Norwich II Xifaxan® Litigation
The Company received a Notice of Paragraph IV Certification from Norwich, dated May 10, 2024, in which Norwich asserted that certain U.S. Patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of Norwich’s generic rifaximin tablets, 550 mg, for which Norwich filed an amended ANDA (the “Norwich Second ANDA”). On June 20, 2024, the Company filed suit against Norwich in the U.S. District Court for the District of New Jersey pursuant to the Hatch-Waxman Act, alleging infringement by Norwich of one or more claims of U.S. Patent Nos. 11,564,912 and 11,779,571. On March 10, 2026, Amneal and Norwich filed a motion for summary judgment. While no trial date has been set, the Company anticipates a trial in the summer of 2026.
In a letter to Norwich on January 10, 2025, the FDA granted tentative approval to the Norwich Second ANDA. In the January 10 letter, the FDA confirmed that the first ANDA applicant for rifaximin 550 mg tablets is eligible for 180-day exclusivity. The 180-day exclusivity precludes the FDA from granting final approval to the Norwich Second ANDA. On January 13, 2025, Norwich brought a lawsuit against the FDA in the DC District Court, alleging that the FDA acted improperly by only granting tentative approval to the Norwich Second ANDA rather than final approval (the “Second Norwich DC Lawsuit”). In the Second Norwich DC Lawsuit, Norwich asserts (1) that the Norwich Second ANDA is not subject to a 30-month stay of approval and (2) that the first ANDA applicant for rifaximin 550 mg tablets forfeited their 180-day exclusivity. Teva Pharmaceuticals USA, Inc. (“Teva”) and Salix intervened in the Second Norwich DC Lawsuit as defendants. On April 17, 2025, the DC District Court granted summary judgment in favor of the FDA, Teva, and the Company. The DC District Court confirmed that the FDA’s decision to only tentatively approve the Norwich Second ANDA was not arbitrary, capricious, or contrary to law because Teva had not forfeited its 180-day exclusivity. On April 18, 2025, Norwich appealed the judgment to the DC Circuit. The Court held oral arguments on December 11, 2025. On December 12, 2025, the Court issued an order requesting supplemental briefing from the parties. After supplemental briefing concluded in the DC Circuit, the Company filed a motion for leave and a cross-claim against the FDA on February 6, 2026 in the DC District Court. On March 5, 2026, the DC District Court issued an order denying the Company’s motion for lack of jurisdiction. On March 19, 2026, the FDA filed a letter to the DC Circuit advising that Actavis (Teva) received final approval for its generic rifaximin 550 mg tablets.
The Amneal Xifaxan® Litigation
On February 28, 2024, the Company received a Notice of Paragraph IV Certification from Amneal Pharmaceuticals of New York, LLC, U.S. Agent for Amneal EU, Limited (collectively “Amneal”), in which Amneal asserted that certain U.S. Patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, offer for sale, and/or importation of Amneal’s generic rifaximin tablets, 550 mg, for which Amneal filed an ANDA. On April 5, 2024, the Company and Alfasigma filed suit against Amneal in the U.S. District Court for the District of New Jersey pursuant to the Hatch-Waxman Act, alleging infringement by Amneal of one or more claims of the Xifaxan® patents, thereby triggering a 30-month stay of the approval of Amneal’s ANDA for rifaximin tablets, 550 mg. Although enjoined from granting final approval, the FDA granted tentative approval to Amneal’s ANDA on January 16, 2025. On March 10, 2026, Amneal and Norwich filed a motion for summary judgment. While no trial date has been set, the Company anticipates a trial in the summer of 2026.
The Hetero Xifaxan® Litigation
The Company received a Notice of Paragraph IV Certification from Hetero, dated March 27, 2026, in which Hetero asserted that certain U.S. Patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, offer for sale, and/or importation of Hetero’s generic rifaximin tablets, 550 mg, for which Hetero filed an ANDA. The Company anticipates filing suit against Hetero pursuant to the Hatch-Waxman Act, alleging infringement by Hetero of one or more claims of the Xifaxan® patents, thereby triggering a 30-month stay of the approval of Hetero’s ANDA for rifaximin tablets, 550 mg.
The Company remains confident in the strength of the Xifaxan® patents and intends to vigorously defend its intellectual property.
The Cabtreo® Paragraph IV Proceedings
The Taro Cabtreo® Litigation
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
The Zydus Cabtreo® Litigation
The Company received a Notice of Paragraph IV Certification from Zydus, dated February 26, 2026, in which Zydus asserted that U.S. Patents listed in the FDA’s Orange Book for the Company’s Cabtreo® (clindamycin phosphate, adapalene, benzoyl peroxide) gel, 1.2%/0.15%/3.1%, are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, offer for sale, and/or importation of Zydus’s generic clindamycin phosphate/adapalene/benzoyl peroxide gel, 1.2%/0.15%/3.1%, for which Zydus filed an ANDA. On April 10, 2026, the Company filed suit against Zydus pursuant to the Hatch-Waxman Act, alleging infringement by Zydus of one or more claims of the Cabtreo® patents, thereby triggering a 30-month stay of the approval of Zydus’s ANDA for clindamycin phosphate/adapalene/benzoyl peroxide gel, 1.2%/0.15%/3.1%.
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
Zaxine® Notices of Allegation in Canada
The Company received a Notice of Allegation in Canada, dated January 14, 2025, from Sandoz Canada Inc. (“Sandoz Canada”) concerning Zaxine® (rifaximin) 550 mg tablets. On March 5, 2025, the Company filed a Statement of Claim against Sandoz Canada asserting infringement of one or more claims of Canadian Patent No. 2,739,436. Trial dates have been set for November 23 to December 2, 2026 and December 7 to 8, 2026.
The Company received a Notice of Allegation in Canada, dated April 9, 2026, from Apotex Inc. concerning Zaxine® (rifaximin) 550 mg tablets. Under the Patented Medicines (Notice of Compliance) Regulations, the Company has 45 days from service of the Notice of Allegation to file a lawsuit and preserve a 24-month period in which Health Canada is prohibited from issuing a Notice of Compliance to Apotex. The Company is considering all options in response to the Notice of Allegation.

Lumify® Paragraph IV Proceedings
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
Additionally, on December 18, 2023, B&L Inc., Bausch + Lomb Ireland Limited, and Eye Therapies amended their complaint in the consolidated district court action to add claims for copyright infringement, as well as claims under the Lanham Act, including trademark and trade dress infringement. DRL subsequently petitioned for inter partes review (“IPR”) of the U.S. Patent Nos. 11,596,600 and 11,833,245; the PTAB instituted both petitions (IPR2024-00467 and IPR2024-00563). Oral argument was held before the PTAB on May 13, 2025.
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
On March 28, 2025, B&L Inc. received a Notice of Paragraph IV Certification from Somerset Therapeutics, LLC (“Somerset”), in which Somerset asserted that U.S. Patent Nos. 8,293,742, 9,259,425, 11,596,600 and 11,833,245, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Somerset’s generic drops, for which an ANDA has been filed by Somerset (the “Somerset ANDA”). On April 28, 2025, B&L Inc., Bausch + Lomb Ireland Limited and Eye Therapies filed suit against Somerset and certain affiliates pursuant to the Hatch-Waxman Act, alleging infringement by Somerset of one or more claims of the Lumify Patents, thereby triggering a 30-month stay of the approval of the Somerset ANDA. The case was dismissed on January 12, 2026.
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
On November 6, 2025, B&L Inc. and Bausch + Lomb Ireland Limited received a Notice of Paragraph IV Certification from Granules India Ltd. (“Granules”), in which Granules asserted that U.S. Patent Nos. 8,293,742, 9,259,425, 11,596,600 and 11,833,245, each of which is listed in the FDA’s Orange Book for Lumify® (brimonidine tartrate solution) drops, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Granules’ generic drops, for which an ANDA has been filed by Granules. On December 9, 2025, B&L Inc., Bausch + Lomb Ireland Limited and Eye Therapies filed suit against Granules pursuant to the Hatch-Waxman Act, alleging infringement by Granules of one or more claims of such Lumify Patents, thereby triggering a 30-month stay of the approval of the Granules ANDA. A consent judgment was entered by the court on April 1, 2026, and the matter was dismissed.
There are currently no ongoing litigation proceedings with respect to Lumify® drops.
In addition to the intellectual property matters described above, in connection with Vyzulta® and Lotemax® SM products, Bausch + Lomb previously commenced infringement proceedings against potential generic competitors in the U.S., certain of which are ongoing. In connection with Vyzulta®, two matters have been resolved and dismissed and one matter was recently filed in the U.S. District Court for the District of New Jersey and is ongoing. In connection with Lotemax® SM, one matter resulted in a four-day bench trial starting January 13, 2025, and the case was dismissed without prejudice on January 5, 2026; another matter was filed in the U.S. District Court for the District of New Jersey and was dismissed without prejudice on March 18, 2026.
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
General Civil Litigation
Doctors Allergy Formula Lawsuit
In April 2018, Doctors Allergy Formula, LLC (“Doctors Allergy”), filed a lawsuit against BHA in the Supreme Court of the State of New York, County of New York, asserting breach of contract and related claims under a 2015 Asset Purchase Agreement, which purports to include milestone payments that Doctors Allergy alleges should have been paid by BHA. Doctors Allergy claims its damages are not less than $23 million. BHA has asserted counterclaims against Doctors Allergy. BHA filed a motion seeking an order granting BHA’s motion for summary judgment on its counterclaims against Doctors Allergy and dismissing Doctors Allergy’s claims against BHA. The motion was fully briefed as of May 2021. The Court held a hearing on the motion on January 25, 2022. On May 12, 2023, the Court issued a Decision and Order denying the motion. On June 14, 2023, BHA filed a Notice of Appeal as to the Decision and Order. On March 13, 2024, BHA filed its appellate brief with the Appellate Division of the New York Supreme Court, First Department, appealing the trial court’s denial of BHA’s motion for summary judgment. Doctors Allergy filed its answering brief on July 26, 2024, and BHA filed its reply brief on September 13, 2024. The Appellate Division heard oral argument on November 7, 2024. On December 5, 2024, the Appellate Division denied BHA’s appeal as to Doctors Allergy’s second cause of action (breach of contract) and BHA’s counterclaims, but it granted the appeal as to Doctors Allergy’s third cause of action (breach of the implied duty of good faith and fair dealing) and dismissed that claim. On December 13, 2024, the Appellate Division remitted this action back to the trial court. Trial is ongoing, with jury selection having begun on April 20, 2026, and trial scheduled to continue until May 8, 2026. BHA disputes the claims against it and this lawsuit will be defended vigorously.
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
In May 2020, the District Court granted defendants’ motion to dismiss, holding that Plaintiff-relator’s qui tam action was precluded by the False Claims Act’s public disclosure bar. Plaintiff-relator appealed to the U.S. Court of Appeals for the Ninth Circuit. In August 2023, the Court of Appeals reversed the District Court’s order and remanded to the District Court for further proceedings. In September 2023, the Company filed a petition for rehearing or rehearing en banc with the Court of Appeals. On January 5, 2024, the Court of Appeals panel denied the petition and issued an amended opinion, still reversing the District Court’s order and remanding the case to the District Court for further proceedings. On April 4, 2024, the Company filed a petition for a writ of certiorari to the Supreme Court, which was denied on October 7, 2024. Mandate issued and the case returned to the District Court. On November 27, 2024, Plaintiff-relator filed an amended complaint. The Company filed a motion to dismiss the amended complaint on February 5, 2025. On July 22, 2025, the District Court granted the motion to dismiss with leave to amend, holding that the amended complaint did not adequately differentiate between the multiple named defendants. Plaintiff-relator filed his amended complaint on August 11, 2025. The Company filed a motion to dismiss the third amended complaint on August 26, 2025. On March 31, 2026, the Court denied the Company’s motion to dismiss and lifted the discovery stay.
The Company disputes the claims against it and intends to defend itself vigorously.
Completed or Inactive Matters
The following matters have concluded, have settled, are the subject of an agreement to settle or have otherwise been closed during or prior to the three months ended March 31, 2026 or have been inactive from the Company’s perspective for several fiscal quarters or the Company anticipates that no further material activity will take place with respect thereto. Due to the closure, settlement, inactivity or change in status of the matters referenced below, these matters will no longer appear in the Company’s future public reports and disclosures, unless required or as deemed appropriate. With respect to inactive matters, to the extent material activity takes place in subsequent quarters with respect thereto, the Company will provide updates as required or as deemed appropriate.
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
In addition to the consolidated putative class action, thirty-seven groups of individual investors in the Company’s stock and debt securities chose to opt out of the consolidated putative class action and filed securities actions in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. These actions are described and defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
As of March 31, 2026, the Company has settled and paid all opt-out cases in the U.S. As part of the settlements, the Company and the other settling defendants admitted no liability as to the claims against them and denied all allegations of wrongdoing.
U.S. Securities Litigation - New Jersey Declaratory Judgment Lawsuit
On March 24, 2022, the Company and Bausch + Lomb were named in a declaratory judgment action in the Superior Court of New Jersey, Somerset County, Chancery Division, brought by certain individual investors in the Company’s common shares and debt securities who are also maintaining individual securities fraud claims against the Company and certain current or former officers and directors as part of the U.S. Securities Litigation. This action sought a declaratory judgment that alleged transfers of certain Company assets to Bausch + Lomb would constitute a voidable transfer under the New Jersey Voidable Transactions Act and that Bausch + Lomb would be liable for damages, if any, awarded against the Company in the individual opt-out actions. The declaratory judgment action also alleged that the potential future separation of Bausch + Lomb from the Company by distribution of Bausch + Lomb stock to the Company’s shareholders would leave the Company with inadequate financial resources to satisfy these plaintiffs’ alleged securities fraud damages in the underlying individual opt-out actions. None of the plaintiffs in this declaratory judgment action have obtained a judgment against the Company in the underlying individual opt-out actions and the Company disputes the claims against it in those underlying actions. The underlying individual opt-out actions assert claims under Sections 10(b) and 20(a) of the Exchange Act, and certain actions assert claims under Section 18 of the Exchange Act. The allegations in those underlying individual opt out actions are made against the Company and several of its former officers and directors only and relate to, among other things, allegedly false and misleading statements made during the 2013-2016 time period by the Company and/or failures to disclose information about the Company’s business and prospects including relating to drug pricing and the use of specialty pharmacies. On March 31, 2022, the Company and Bausch + Lomb removed the declaratory judgment action to the U.S. District Court for the District of New Jersey. On April 29, 2022, Plaintiffs filed a motion to remand. On November 29, 2022, the District Court granted Plaintiffs’ remand motion and the case was remanded to the New Jersey Superior Court Chancery Division. On December 8, 2022, Plaintiffs filed a proposed Order to Show Cause and motion for a preliminary injunction, and sought interim relief including expedited discovery. On December 13, 2022, the Court denied Plaintiffs’ proposed Order to Show Cause and stayed discovery pending the resolution of the Company and Bausch + Lomb’s forthcoming motions to dismiss, while instructing the Company to provide certain notice to Plaintiffs of the intended completion of a potential future distribution referenced above under certain circumstances. On December 22, 2022, Plaintiffs filed an amended complaint which, among other things, added claims seeking injunctive relief. On January 11, 2023, the Company and Bausch + Lomb moved to dismiss the amended complaint. Briefing was complete on February 24, 2023, and the motion to dismiss was heard on March 3, 2023. On April 3, 2023, the Court issued a decision granting in part and denying in part the motion to dismiss. In early August 2025, a settlement was reached, and, on August 29, 2025, the Court issued an order staying this action pending satisfaction of certain conditions to that settlement. On January 21, 2026, the Court entered a consent order dismissing the claims with prejudice.
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
The MSN Trulance® Paragraph IV Proceedings and Related IPR Proceedings
In April 2021, the Company commenced litigation against MSN Laboratories Private Ltd. (“MSN”) in the U.S. District Court for the District of New Jersey alleging patent infringement by MSN’s filing of an ANDA for generic Trulance® (plecanatide) 3 mg tablets. The Company filed the lawsuit following receipt of a Notice of Paragraph IV Certification from MSN, in which MSN asserted that the U.S. patents listed in the FDA’s Orange Book for Trulance® tablets, 3 mg, were invalid, unenforceable and/or would not be infringed by the commercial manufacture, use or sale of MSN’s generic plecanatide tablets, 3 mg. Beginning November 10, 2025, the Court held a 3-day bench trial. On April 3, 2026, the parties executed a confidential settlement agreement resolving the dispute. The Court signed an order dismissing the lawsuit on April 6, 2026.
Mylan and MSN filed IPR petitions for certain U.S. patents listed in the FDA’s Orange Book for Trulance® (plecanatide). On March 21, 2022, Mylan filed a petition for IPR of U.S. Patent No. 7,041,786 (the “’786 Patent”), which was then instituted on September 14, 2022. On October 12, 2022, MSN also filed a petition for IPR of the ’786 Patent and the PTAB then issued a decision on December 14, 2022, instituting MSN’s IPR and joining it with Mylan’s IPR. On September 8, 2023, the PTAB issued a decision finding that Mylan and MSN had not shown that the ’786 Patent is unpatentable. On September 28, 2023, Mylan appealed the PTAB’s September 8th decision to the Federal Circuit. The Federal Circuit held oral arguments on April 7, 2025. On June 20, 2025, the Federal Circuit issued a decision vacating the PTAB’s September 8, 2023 decision and remanded the matter back to the PTAB for additional fact-finding. On remand, the PTAB issued a decision on January 27, 2026, finding that MSN had not shown that the ’786 Patent is unpatentable. On March 31, 2026, MSN filed a notice of appeal. On April 3, 2026, the parties executed a confidential settlement agreement resolving the dispute. The PTAB entered an order dismissing MSN’s notice of appeal on April 14, 2026.

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
•The Diversified segment consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neuroscience and certain other therapeutic classes, (ii) dermatology products, (iii) generic pharmaceutical products and (iv) dentistry products.
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Surgical and Pharmaceuticals products.
Resources are allocated and performance is assessed by the Company’s CEO, whom the Company has determined to be the Company’s Chief Operating Decision Maker (the “CODM”). The Company’s CODM evaluates the performance of its segments and allocates resources to them based on segment profit. Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, Goodwill impairments, Asset impairments, Restructuring, integration and separation costs and Other expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance.
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

Segment Revenues and Profits
Segment revenues, profits and reconciliation of segment profit to consolidated Loss before income taxes were as follows:

	Three Months Ended March 31,
	Salix		International		Solta Medical		Diversified		Bausch + Lomb		Total
(in millions)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Revenues	$639	$542	$285	$262	$171	$113	$185	$205	$1,244	$1,137	$2,524	$2,259
Less:
Cost of goods sold (a)	47	43	112	102	53	27	27	30	482	481
Cost of other revenues	—	—	16	17	—	—	—	—	1	1
Selling, general and administrative	105	111	63	52	35	28	43	45	439	447
Research and development	19	17	6	6	8	5	3	3	45	28
Segment profit	$468	$371	$88	$85	$75	$53	$112	$127	$277	$180	$1,020	$816
Corporate											(258)	(268)
Amortization of intangible assets											(241)	(256)
Goodwill impairments											(1,426)	—
Restructuring, integration and separation costs											(13)	(1)
Other expense, net											(32)	(15)
Operating (loss) income											(950)	276
Interest income											10	11
Interest expense											(402)	(330)
Loss on extinguishment of debt											(1)	—
Foreign exchange and other											(11)	(4)
Loss before income taxes											$(1,354)	$(47)
(a) Cost of goods sold excludes amortization and impairments of intangible assets.
During the three months ended March 31, 2026 and 2025, ten products represented 54% and 50% of total revenues, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” “Bausch Health,” and similar terms refer to Bausch Health Companies Inc. and its subsidiaries, taken together. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes (the “Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (this “Form 10-Q”). The matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended, and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning of applicable Canadian securities laws (collectively “forward-looking statements”). Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “strive”, “ongoing”, “likely”, “evolve”, “decrease” or “increase” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements.
These statements are based upon the current expectations and beliefs of management. Readers are cautioned that actual results may vary from those in the forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions relating to: (i) our ability to execute our business strategy, business plans and operational efficiency initiatives; (ii) demand for, competitive positioning of and pricing for our current and anticipated products and our ability to achieve expected revenues, margins and expense levels; (iii) the successful development, regulatory approval, manufacture and timing of launches and commercialization of pipeline and other products; (iv) the completion, timing, integration and expected benefits of acquisitions and other strategic transactions and the planned separation of our eye health business consisting of our Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals businesses on anticipated terms, timing and costs; (v) the scope, duration and financial and operational impact of product quality matters; (vi) the continued availability and performance of key third‑party distribution, fulfillment and other arrangements and the stability of global supply chains; (vii) the continuation of patent protection and regulatory exclusivity for key products; (viii) the expected impacts of the Inflation Reduction Act (“IRA”), and the selection by the Centers for Medicare & Medicaid Services (“CMS”) of Xifaxan® for inclusion in the drug price negotiation program with negotiated pricing expected to become effective in 2027, and other healthcare reform measures and our ability to mitigate the impact thereof; (ix) our ability to generate cash flows and access liquidity to meet working capital needs, satisfy debt maturities as they become due, reduce debt levels and comply with financial and other covenants under our financing arrangements; (x) the expected scope and impact of tariffs, counter‑tariffs and other trade restrictions and the effectiveness of mitigation actions; (xi) macroeconomic and geopolitical conditions (including inflation, recessionary pressures, foreign currency exchange rates and interest rates), changes in tax laws and related guidance (including legislation referred to as the One Big Beautiful Bill Act (the “OBBBA”) and Organisation for Economic Co-operation and Development (“OECD”) related measures); (xii) the expected outcomes of litigation and other contingencies; and (xiii) the factors described under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Our accompanying unaudited interim Condensed Consolidated Financial Statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2025, which were included in our Annual Report on Form 10-K. In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional company information is available on SEDAR+ at www.sedarplus.ca and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted. Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.
OVERVIEW
We are a global, diversified specialty pharmaceutical and medical device company that develops, manufactures and markets, primarily in the therapeutic areas of gastroenterology (“GI”), hepatology, neuroscience and dermatology, a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products and aesthetic medical devices, and, through our approximately 87% ownership of Bausch + Lomb Corporation (“Bausch + Lomb” or “B+L”), branded and branded generic pharmaceuticals, OTC products and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment) in the therapeutic areas of eye health. Our products are marketed directly or indirectly in approximately 90 countries.
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
•The Diversified segment consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neuroscience and certain other therapeutic classes, (ii) dermatology products, (iii) generic pharmaceutical products and (iv) dentistry products.
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Surgical and Pharmaceuticals products.
For additional discussion of our reportable segments, see Note 18, “SEGMENT INFORMATION” to our unaudited interim Condensed Consolidated Financial Statements.
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, we announced our plan to separate our eye health business consisting of our Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals businesses into an independent publicly traded entity, Bausch + Lomb (the “B+L Separation”). On May 10, 2022, a wholly owned subsidiary of Bausch Health sold 35,000,000 common shares of Bausch + Lomb in the initial public offering of Bausch + Lomb. Bausch Health indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 87% of B+L’s outstanding common shares as of April 22, 2026.
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
The B+L Separation, if consummated, will result in two separate, independent companies:
•Bausch Health excluding Bausch + Lomb - a diversified pharmaceutical company with leading positions in GI, hepatology, dermatology, neuroscience and international pharmaceuticals, and aesthetic medical devices. The remaining pharmaceutical entity will comprise a diversified portfolio of our brands across the Salix, International, dentistry, neuroscience, medical dermatology and generics, and aesthetic medical devices businesses; and
•Bausch + Lomb - a fully integrated eye health company built on the iconic Bausch + Lomb brand and its long history of innovation.
As independent entities, management believes that each company will be better positioned to individually focus on its core businesses to drive additional growth, more effectively allocate capital and better manage its respective capital needs.

Although management believes the B+L Separation will unlock value, there can be no assurance that it will be successful in doing so.
See Item 1A. “Risk Factors — Risk Relating to the B+L Separation” of our Annual Report on Form 10-K for the year ended December 31, 2025 for additional risks relating to the B+L Separation.
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
April 2025 Refinancing Transactions
In April 2025, the Company and its indirect wholly-owned subsidiary, 1261229 B.C. Ltd., a company incorporated under the laws of British Columbia, Canada (“126NumberCo”), closed a series of transactions (the “April 2025 Refinancing Transactions”) whereby it: (i) entered into a credit agreement which provides for new senior secured credit facilities (the “2025 Credit Agreement”) consisting of a five-year senior secured revolving credit facility in an amount of $500 million due April 8, 2030 (the “2030 Revolving Credit Facility”) and a $3,000 million 5.5-year senior secured term loan B facility due October 8, 2030 (the “2030 Term Loan B Facility”, and together with the 2030 Revolving Credit Facility, the “2025 Senior Secured Credit Facilities”) and (ii) issued $4,400 million aggregate principal amount of 10.00% senior secured notes due April 15, 2032 (the “2032 Senior Secured Notes”).
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
December 2025 Exchange
In December 2025, the Company and 126NumberCo, completed offers to exchange (the “December 2025 Exchange”) $797 million aggregate principal amount of 4.875% Senior Secured Notes due in 2028 (the “June 2028 Senior Secured Notes”) and $886 million aggregate principal amount of 11.00% First Lien Secured Notes due in 2028 (the “11.00% First Lien Secured Notes”), for $1,600 million in aggregate principal amount of new 10.00% Senior Secured Notes due April 2032, which form a single series with the 2032 Senior Secured Notes issued in April 2025 which reduced the outstanding principal value of our debt by $83 million. In connection with the December 2025 Exchange, 26,495,472 common shares of

Bausch + Lomb were transferred to 126NumberCo, which owns, in the aggregate, 211,963,893 common shares of Bausch + Lomb following such transfer.
The December 2025 Exchange reduced our short-term cash requirements for debt service by extending approximately $1,600 million in aggregate debt maturities from the year 2028 to the year 2032.
Defined terms used above but not defined in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are defined and discussed in Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements.
Bausch + Lomb June 2025 Refinancing Activity
On June 26, 2025, Bausch + Lomb entered into an incremental amendment to its credit agreement (the “B+L June 2025 Credit Facility Amendment”, which consisted of a new $800 million revolving credit facility maturing June 26, 2030 (the “B+L 2030 Revolving Credit Facility”) and a new $2,325 million term B loan facility maturing January 15, 2031 (the “B+L January 2031 Term Loan B Facility”). In addition, Bausch + Lomb’s subsidiaries, Bausch + Lomb Netherlands B.V. and Bausch & Lomb Incorporated, issued €675 million aggregate principal amount of Senior Secured Floating Rate Notes due January 2031 (the “B+L January 2031 Secured Notes” and, together with the B+L October 2028 Senior Secured Notes, the “B+L Secured Notes”). The B+L January 2031 Secured Notes accrue interest at a rate per annum of: (i) three-month EURIBOR (subject to a 0% floor) plus (ii) 3.875%, reset quarterly, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2026.
The proceeds from the B+L January 2031 Secured Notes along with the proceeds of the B+L January 2031 Term Loan B Facility were used by Bausch + Lomb to: (i) repay in full borrowings under the B+L May 2027 Revolving Credit Facility, (ii) refinance, in full, its outstanding term loans due 2027 and (iii) pay related fees and expenses (these transactions together, the “B+L 2025 Refinancing Activity”).
In January 2026, Bausch + Lomb entered into a refinancing transaction amendment (the “Bausch + Lomb January 2026 Credit Facility Amendment”; the B+L Original Credit Agreement, as amended by the B+L September 2023 Credit Facility Amendment, the B+L November 2024 Credit Facility Amendment, the B+L June 2025 Credit Facility Amendment and the B+L January 2026 Credit Facility Amendment, the “B+L Amended Credit Agreement”) providing for a new $2,802 million term loan facility maturing on January 15, 2031 (the “B+L January 2031 Refinancing Term Facility” or the “B+L Term Facilities”; the B+L Term Facilities, together with the B+L 2030 Revolving Credit Facility, the “B+L Senior Secured Credit Facilities”). The proceeds from the B+L January 2031 Refinancing Term Facility were used to refinance, in full, the B+L September 2028 Term Loan B Facility and the B+L January 2031 Term Loan B Facility.
The April 2025 Refinancing Transactions, August 2025 Repurchase Activity, December 2025 Exchange, B+L 2025 Refinancing Activity and B+L January 2031 Refinancing Term Facility provide us more flexibility to operate and allow us to more effectively allocate capital to initiatives that will strengthen our products and brands.
As of March 31, 2026, we had aggregate maturities and mandatory payments of our principal balances of debt obligations as follows:

(in millions)	Remainder of 2026	2027	2028	2029	2030	2031	Thereafter	Total
Total debt obligations	$44	$701	$3,765	$1,667	$4,123	$3,912	$6,000	$20,212
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
As of March 31, 2026, we had approximately 80 projects in our global pipeline. Certain core internal R&D projects that have received a significant portion of our R&D investment in current and prior periods are listed below.
Gastrointestinal
•Larsucosterol - In September 2025, we completed the acquisition of DURECT Corporation (“DURECT”). Larsucosterol, DURECT’s lead drug candidate, has the potential to be the first U.S. Food and Drug Administration (“FDA”) approved therapeutic option for alcohol-associated hepatitis (“AH”) patients. The FDA has granted a Breakthrough Therapy designation for this drug. A registrational Phase 3 program to evaluate the safety and efficacy of Larsucosterol for the treatment of patients with severe AH began in January 2026.
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
•Amiselimod (S1P modulator) - A Phase 2 study to evaluate Amiselimod (S1P modulator) for the treatment of mild to moderate ulcerative colitis was completed in 2024. In 2024, we met with the FDA for an end of Phase 2 meeting. We also met with the European Medicines Agency of the European Union (“EU”) and Japan’s Pharmaceuticals and Medical Devices Agency. All regulatory feedback is currently under review.
Solta Medical
•Clear + Brilliant® Touch - The latest generation Clear + Brilliant® laser is designed to deliver a customized and more comprehensive skin resurfacing treatment protocol by providing patients of all ages and skin types the benefits of two wavelengths in one treatment. Clear + Brilliant® Touch was launched in Canada in February 2026 and was submitted for approval in multiple markets globally to support the ongoing globalization.
•Fraxel FTX® - The next generation Fraxel® is a fractionated laser device for skin resurfacing launched in the U.S. in April 2025 and was submitted for approval in multiple markets globally.
Dermatology
•CABTREO® Topical Gel - The first and only FDA approved fixed-dose, triple-combination topical treatment for acne was submitted for approval to the European Medicines Agency of the EU.
Bausch + Lomb
•Lumify® Franchise – An OTC redness reliever eye drop that significantly reduces redness to help eyes look whiter and brighter. To date, Bausch + Lomb has launched and acquired the right to launch Lumify® in various countries. A new line extension formulation, Lumify® Preservative Free, was launched in the first quarter of 2025. In addition, Bausch + Lomb is in the process of initiating a Lumify® next generation clinical study, for which a Phase 3 study met all primary and secondary endpoints and for which the New Drug Application has been submitted and approval is anticipated during the first half of 2027.
•Blink® Franchise – During June 2024, Bausch + Lomb expanded its OTC dry eye portfolio with the launch of Blink® NutriTears®, a clinically proven OTC supplement that targets the key root causes of dry eyes, promotes healthy tear production and provides noticeable relief of eye dryness symptoms. In June 2025, Bausch + Lomb began launching Blink® Nourish and Blink® Boost lubricating eye drops in the U.S. Bausch + Lomb recently developed a preservative free lipid-based formulation for its Blink® Triple Care product, which began launching in 2026.

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
Salix - We believe in our GI product portfolio and we have implemented initiatives, including increasing our marketing investment in Xifaxan®, to further capitalize on the value of the infrastructure we have built around these products to extend our market share. We have continued our investment in Xifaxan® DTC advertising and new sales force capabilities. In January 2026, we received the results for the double-blind Phase 3 clinical trials for two global RED-C clinical programs evaluating our rifaximin SSD formulation, designed to prevent OHE and related complications in patients with early-stage liver cirrhosis. While safe and well-tolerated, both clinical trials did not meet the primary endpoint. We have also invested in developing our investigational oral drug Amiselimod (S1P modulator) for the treatment of moderate to severe ulcerative colitis. We have met with the FDA for an end of Phase 2 meeting, as well as with the EU’s European Medicines Agency and Japan’s Pharmaceuticals and Medical Devices Agency for Amiselimod (S1P modulator) for the treatment of moderate to severe ulcerative colitis. All regulatory feedback is currently under review.
International - Our International product portfolio includes our recently launched product, CABTREO® Topical Gel, a triple-combination topical treatment for acne. Our current focus is on expanding towards general practitioners (“GPs”) and strengthening awareness and education for both GPs and patients.
Solta Medical - More than 75% of our Solta Medical business revenue has historically come from consumables, which we believe results in a durable business model. We continue to invest in key markets, including through the acquisition of Shibo Zhenmei in China. Our Thermage® FLX, Fraxel FTX® and Clear + Brilliant® Touch platforms continue to expand, reaching more customers, with Clear + Brilliant® Touch launched in Canada in February 2026.
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

Macroeconomic Matters
The Company is monitoring ongoing policy changes being made by the Trump administration and the responses to these policy changes by foreign governments, including those related to existing trade agreements, the actual or threatened imposition of new tariffs and non-tariff barriers, and amendments to existing tariffs, and the counter-duties, counter-tariffs and/or other counter-measures threatened or implemented in response by other countries, as well as the recent United States Supreme Court ruling that invalidated certain tariffs and the possible eligibility for refunds of previously paid tariffs following such ruling, and the tensions between the U.S. and other members of North Atlantic Treaty Organization. Some of these policies have targeted countries and sectors in which we do business, including pharmaceuticals. Given the international scope of our operations, any sanctions, export controls, tariffs, trade wars and other governmental actions, could have an adverse effect on our business, financial condition, cash flows and results of operations. Similarly, adverse economic conditions impacting our customers in these countries or uncertainty about global economic conditions could cause purchases of our products to decline, which would adversely affect our revenues and operating results.
Additionally, on February 20, 2026 the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). In response to the U.S. Supreme Court’s decision, new Executive Orders were announced aimed at restructuring U.S. tariff policy and exploring alternative statutory authorities under which to impose or maintain tariffs. On March 4, 2026, the U.S. Court of International Trade (“CIT”) ordered the U.S. Customs and Border Protection (“CBP”) to liquidate (meaning calculate and finalize) and, where applicable, reliquidate, or correct, certain import entries without regard to duties imposed under the IEEPA. The CIT order provides relief for entries affected by IEEPA tariffs. On April 10, 2026, the CBP opened the Consolidated Administration and Processing of Entries (“CAPE”) portal to facilitate the submission and processing of IEEPA duty refund claims. We are evaluating the impact of these developments on our business, financial condition, cash flows and results of operations, however, as of the date of this filing, no amounts related to potential tariff recoveries have been recorded.
On April 2, 2026, the White House posted a Presidential Proclamation that following an investigation into the effects of imports of pharmaceuticals and pharmaceutical ingredients on the national security of the United States under section 232 of the Trade Expansion Act of 1962, as amended, the President imposed a one hundred percent (100%) tariff on patented pharmaceutical products and ingredients imported after September 29, 2026. The tariff rate is reduced to fifteen percent (15%) for products originating from the European Union, Japan, Korea or Switzerland and Liechtenstein. A zero percent (0%) tariff will apply through January 20, 2029 for companies that enter Most Favored Nation pricing agreements with the Department of Health and Human Services and onshoring agreements with the Department of Commerce. We are evaluating the impact of such tariffs and do not expect a material impact on our business and consolidated results of operations.
See Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on the risks associated with tariffs.
Russia-Ukraine War
In February 2022, Russia invaded Ukraine. As military activity and sanctions against Russia and specific areas of Ukraine have continued, the war has continued to affect economic and global financial markets and placed further pressure on ongoing economic challenges, including issues such as inflation and global supply-chain disruption. The U.S., Canada, the EU and other jurisdictions have imposed sanctions and export controls against Russia in response to the ongoing war. To date, the challenges associated with the Russia-Ukraine war and related sanctions from the U.S., EU and elsewhere have not had a material impact on our operations; although, we continue to review recent and proposed sanctions imposed by the EU, U.S. and others to assess their impact on our operations.
Our revenues attributable to Russia, Ukraine and Belarus for each of the three months ended March 31, 2026 and 2025 were approximately 2% of our total revenues. In addition, we do not have any research or manufacturing facilities in Russia, Ukraine or Belarus. While we have been monitoring this conflict and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on our business.
For a further discussion of these and other risks relating to our international business, see Item 1A. “Risk Factors — Risks Relating to the International Scope of our Business” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Middle East Conflict

The conflict between Israel and Hamas began in October 2023 and has since expanded to include other regional actors, including Iran, as well as military involvement by the U.S. and Israel. While certain ceasefire or de-escalation efforts have been announced, the situation remains uncertain and continues to evolve. Our revenues attributable to the impacted regions are not material and to date, the conflict has not had a measurable impact on our supply chain and business. While we have been monitoring this conflict (including the potential macroeconomic impact) and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on our business.
Global Minimum Corporate Tax
On October 8, 2021, the Organisation for Economic Co-operation and Development (“OECD”)/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform. The Inclusive Framework plan has now been agreed to by more than 140 OECD members, including several countries which did not agree to the initial plan. Under Pillar One, a portion of the residual profits of multinational businesses with global turnover above €20 billion and a profit margin above 10% will be allocated to market countries where such allocated profits would be taxed. Under Pillar Two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. While many countries have adopted some or all aspects of these rules, some countries have not adopted any or all of them, and many interpretive questions remain that are expected to be addressed in future guidance. On June 20, 2024, Canada enacted the Global Minimum Tax Act (“GMTA”) that adopted certain components of Pillar Two. The GMTA is generally aligned with the model rules proposed by the OECD.
The United States did not announce plans to enact the tax measures under the two-pillar plan. On January 20, 2025, the Trump administration issued an executive order declaring the Inclusive Framework has no force or effect in the U.S. absent congressional action, and directing the U.S. Department of Treasury to: (i) investigate whether any non-U.S. countries are not in compliance with any U.S. tax treaty or have implemented or are likely to implement tax rules that are extraterritorial or disproportionately affect U.S. companies, which may include actions or taxes imposed under Pillar One or Pillar Two, and (ii) develop options for “protective measures” in response to any such noncompliance or tax rules. On June 28, 2025, the United States and the rest of the G7 countries announced an agreement that would, in principle, exclude U.S. parented groups from certain taxes under Pillar Two and address certain risks of base erosion and profit shifting. In January 2026, the OECD published the “side by side” arrangement package to implement this exclusion. However, we cannot predict whether the United States will adopt any other protective measures including with respect to any taxes imposed under Pillar One, or whether or how any non-U.S. countries may change their tax laws, including with respect to taxes imposed under Pillar One or Pillar Two, in response to the executive order, the “side by side” arrangement described above, or otherwise. It is possible that any changes in United States or non-U.S. tax law could have a material adverse effect on our future tax liabilities and our effective tax rate.
While many jurisdictions in which the Company operates have adopted the global minimum tax provision of Pillar Two effective for tax years beginning in January 2024, the Company has concluded that there is minimal impact to its 2026 tax rate due to the accounting for the tax effects of intercompany transactions. The Company expects that there is risk that the impact of the global minimum tax and other changes in tax law in jurisdictions in which it operates may eventually result in an increase to its overall effective tax rate.
One Big Beautiful Bill Act
On July 4, 2025, President Trump signed into law the OBBBA. The effects of this legislation for the Company include extending and modifying certain key provisions of the Tax Cuts and Jobs Act enacted in December 2017 (both domestic and international). The corporate tax rate remains unchanged but bonus, depreciation and an adjustment to the interest limitation were retroactive to January 1, 2025. The OBBBA makes additional changes to international tax provisions, including substantive changes to existing Global Intangible Low Tax Income, foreign-derived intangible income, and base erosion and anti-abuse tax provisions. These changes are effective for taxable years after 2025. We believe the impact of this legislation will be favorable to our future tax positions.
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
Although management continues to evaluate the potential impact of the IRA, the anticipated short-term impact is not expected to affect the recoverability or useful lives of our Xifaxan®-related intangible assets based on our most recent assessment.
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
In 2025, Bausch Health US, LLC (“BHUS”) ceased participation in two optional Federal drug pricing programs – the Medicaid Drug Rebate Program (“MDRP”) and the 340B Drug Pricing Program (“340B”). BHUS provided notice to the CMS and the Health Resources and Services Administration of the end of its participation in these programs effective September 30, 2025. Other Federal programs such as Medicare and the Federal Supply Schedule (supporting agencies such as the Department of Veterans Affairs and the Department of Defense) are not affected by this decision. We continue to evaluate the Company’s participation in government channels. Bausch + Lomb continues to participate in state government-managed Medicaid programs, as well as certain other qualifying federal and state government programs whereby rebates are provided to participating government entities.
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
The ultimate long-term outcome, including any impact on our business and consolidated results of operations of discontinuing our participation in the MDRP and 340B is still being assessed.
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

2026 through 2030 LOE Branded Products - Based on current patent expiration dates, settlement agreements and/or competitive information, we have identified branded products that we believe could begin facing potential LOE and/or generic competition in the U.S. during the years 2026 through 2030. These products and year of expected LOE include, but are not limited to, Aplenzin® (2026), Bryhali® (2026), Relistor® Subcutaneous (2028), Xifaxan® (2028), Plenvu® (2030) and Duobrii® (2030) in the U.S. and Jublia® (2028) in Canada. These dates may change based on, among other things, challenges to our patents, settlement of existing or future patent litigation and at-risk generic launches. We believe the entry into the market of generic competition generally would have an adverse impact on the volume and/or pricing of the affected products, however we are unable to predict the magnitude or timing of this impact.
In addition, for a number of our products (including Xifaxan® 550 mg, Cabtreo® and Vyzulta® in the U.S), we have commenced (or anticipate commencing) and have (or may have) ongoing infringement proceedings against potential generic competitors in the U.S. If we are not successful in these proceedings, we may face increased generic competition for these products.
See Note 17, “LEGAL PROCEEDINGS” to our unaudited interim Condensed Consolidated Financial Statements elsewhere in this Form 10-Q, as well as Note 21, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025 for further details regarding certain infringement proceedings.
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
See Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on our competition risks.
Regulatory Matters
In the normal course of business, our products, devices and facilities are the subject of ongoing oversight and review by regulatory and governmental agencies, including general, for cause and pre-approval inspections by the relevant competent authorities where we have business operations.
Through the date of this filing, we believe that all of our global operations and facilities have the relevant operational good manufacturing practices certificates and all Company products and all operating sites are in good compliance in all material respects with all relevant notified bodies and global health authorities.

FINANCIAL PERFORMANCE HIGHLIGHTS
The following table provides selected unaudited financial information for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in millions, except per share data)	2026	2025	Change
Revenues	$2,524	$2,259	$265
Operating (loss) income	$(950)	$276	$(1,226)
Loss before income taxes	$(1,354)	$(47)	$(1,307)
Net loss attributable to Bausch Health Companies Inc.	$(1,423)	$(58)	$(1,365)
Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(3.82)	$(0.16)	$(3.66)
Financial Performance
Summary of the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Revenues for the three months ended March 31, 2026 and 2025 were $2,524 million and $2,259 million, respectively, an increase of $265 million, or 12%. The increase is primarily attributable to growth in our Bausch + Lomb, Salix, Solta Medical and International segments driven by: (i) improved net realized pricing, (ii) the favorable impact of foreign currencies and (iii) incremental sales attributable to acquisitions, partially offset by: (i) lower volumes and (ii) the impact of divestitures and discontinuations.
Operating loss for the three months ended March 31, 2026 was $950 million as compared to operating income of $276 million for the three months ended March 31, 2025, and included non-cash charges for Depreciation and amortization of intangible assets of $295 million and $305 million, Goodwill impairments of $1,426 million and $0 and Share-based compensation of $52 million and $43 million, respectively. The decrease in our operating results of $1,226 million reflects, among other factors:
•an increase in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $235 million, primarily due to the increase in revenues as previously discussed;
•a decrease in selling, general and administrative (“SG&A”) expenses of $6 million, primarily attributable to lower general and administrative expenses and advertising expenses, partially offset by higher compensation costs and the unfavorable impact of foreign currencies;
•an increase in goodwill impairments of $1,426 million related to our Salix reporting unit; and
•an increase in Other expense, net of $17 million, primarily attributable to: (i) higher provisions for certain legal matters and (ii) higher acquisition-related contingent consideration, partially offset by lower acquired IPR&D costs.
Loss before income taxes for the three months ended March 31, 2026 and 2025 was $1,354 million and $47 million, respectively, an unfavorable change of $1,307 million. The change is attributable to the decrease in our operating results of $1,226 million, as previously discussed, and an increase in Interest expense of $72 million.
Net loss attributable to Bausch Health for the three months ended March 31, 2026 and 2025 was $1,423 million and $58 million, respectively, an unfavorable change of $1,365 million, which is primarily attributable to an unfavorable change in Loss before income taxes of $1,307 million, as previously discussed, and an increase in Provision for income taxes of $38 million.

RESULTS OF OPERATIONS
Our unaudited operating results for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(in millions)	2026	2025	Change
Revenues
Product sales	$2,500	$2,227	$273
Other revenues	24	32	(8)
	2,524	2,259	265
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	721	683	38
Cost of other revenues	17	18	(1)
Selling, general and administrative	861	867	(6)
Research and development	163	143	20
Amortization of intangible assets	241	256	(15)
Goodwill impairments	1,426	—	1,426
Restructuring, integration and separation costs	13	1	12
Other expense, net	32	15	17
	3,474	1,983	1,491
Operating (loss) income	(950)	276	(1,226)
Interest income	10	11	(1)
Interest expense	(402)	(330)	(72)
Loss on extinguishment of debt	(1)	—	(1)
Foreign exchange and other	(11)	(4)	(7)
Loss before income taxes	(1,354)	(47)	(1,307)
Provision for income taxes	(77)	(39)	(38)
Net loss	(1,431)	(86)	(1,345)
Net loss attributable to noncontrolling interest	8	28	(20)
Net loss attributable to Bausch Health Companies Inc.	$(1,423)	$(58)	$(1,365)
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Revenues
The Company’s revenues are primarily generated from product sales, primarily in the therapeutic areas of GI, hepatology, neuroscience, dermatology and eye health, that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetic medical devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue which is derived primarily from contract manufacturing for third parties and which is not material.
For the three months ended March 31, 2026, revenues were impacted by our decision to exit certain channels within the Salix and Diversified segments during the second half of 2025. Historically, sales through these channels were subject to high rebates and chargebacks. While this strategic decision resulted in lower volumes within the exited channels, it contributed to an improvement in net realized pricing. At the same time, we have continued to see volume growth in other channels, which has helped to offset the reduction in sales from the exited channels.
Our revenues were $2,524 million and $2,259 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $265 million, or 12%. The increase was primarily due to: (i) an increase in net realized pricing of $229 million across all our segments, (ii) the favorable impact of foreign currencies of $71 million and (iii) incremental sales attributable to acquisitions of $33 million, partially offset by: (i) a decrease in volumes of $64 million, primarily attributable to our decision to exit certain channels, as discussed above and (ii) the impact of divestitures and discontinuations of $4 million.
The changes in our segment revenues and segment profits for the three months ended March 31, 2026 are discussed in further detail below under “ — Reportable Segment Revenues and Profits.”

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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026		2025
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$3,969	100.0%	$3,922	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	164	4.1%	163	4.2%
Returns	42	1.1%	29	0.7%
Rebates	865	21.7%	992	25.3%
Chargebacks	328	8.3%	432	11.0%
Distribution fees	70	1.8%	79	2.0%
Total provisions	1,469	37.0%	1,695	43.2%
Net product sales	2,500	63.0%	2,227	56.8%
Other revenues	24		32
Revenues	$2,524		$2,259
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 37.0% and 43.2% for the three months ended March 31, 2026 and 2025, respectively, a decrease of 6.2 percentage points and includes:
•rebates as a percentage of gross product sales which was lower primarily due to lower rebates for: (i) lower gross product sales for certain branded products such as Xifaxan®, Relistor®, Apriso®, Onexton® and Wellbutrin® and (ii) lower rebates for Bausch + Lomb’s XIIDRA®;
•chargebacks as a percentage of gross product sales which was lower primarily due to lower chargebacks for Xifaxan® and Wellbutrin® and lower gross product sales of certain generic products such as Elidel® AG.
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

Cost of goods sold was $721 million and $683 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $38 million, or 6%. The increase was primarily driven by: (i) a change in product mix and (ii) the unfavorable impact of foreign currencies.
Cost of goods sold as a percentage of product sales revenue were 28.8% and 30.7% for the three months ended March 31, 2026 and 2025, respectively.
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
SG&A expenses were $861 million and $867 million for the three months ended March 31, 2026 and 2025, respectively, a decrease of $6 million, or 1%. The decrease was primarily attributable to lower general and administrative expenses and advertising expenses, partially offset by higher compensation costs and the unfavorable impact of foreign currencies.
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
R&D expenses were $163 million and $143 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $20 million, or 14%. The increase is primarily attributable to an increase in spend on certain projects in the Bausch + Lomb and Solta Medical segments.
R&D expenses as a percentage of Product sales were approximately 7% and 6% for the three months ended March 31, 2026 and 2025, respectively.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 1 to 20 years. Management continually assesses the useful lives related to the Company’s long-lived assets to reflect the most current assumptions.
Amortization of intangible assets was $241 million and $256 million for the three months ended March 31, 2026 and 2025, respectively, a decrease of $15 million, or 6%, primarily attributable to fully amortized intangible assets no longer being amortized in 2026.
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

Goodwill impairments were $1,426 million for the three months ended March 31, 2026, related to the Salix reporting unit. In January 2026, the Company received the results for the double-blind Phase 3 clinical trials for two global RED-C clinical programs evaluating its rifaximin soluble solid dispersion formulation, designed to prevent overt hepatic encephalopathy and related complications in patients with early-stage liver cirrhosis. While safe and well-tolerated, both clinical trials failed to achieve their primary endpoints. The Company performed a quantitative goodwill analysis for the Salix reporting unit using revised forecasts, an updated discount rate of 9.50%, and a new long-term growth rate that reflect the impact of the Phase 3 clinical trial results and recognized an impairment charge of $1,426 million.
There were no impairments to goodwill during the three months ended March 31, 2025.
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
Restructuring, integration and separation costs were $13 million and $1 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $12 million. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
See Note 5, “RESTRUCTURING, INTEGRATION AND SEPARATION COSTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding these actions.
Other Expense, Net
Other expense, net for the three months ended March 31, 2026 and 2025 consists of the following:

	Three Months Ended March 31,
(in millions)	2026	2025
Acquisition-related contingent consideration	$12	$(11)
Acquired IPR&D costs	11	28
Litigation and other matters, net of insurance recoveries and restitutions	10	(3)
Acquisition-related transaction costs	1	1
Gain on sale of assets, net	(3)	—
Other, net	1	—
	$32	$15
Acquisition-related contingent consideration reflects adjustments for changes in estimates in the timing and amounts of expected future royalty and milestone payments and accretion for the time value of money.
Acquired IPR&D costs for the three months ended March 31, 2026 and 2025 are primarily related to certain acquisitions by Bausch + Lomb.
Litigation and other matters, net of insurance recoveries and restitutions primarily relates to adjustments to provisions for certain legal matters and for the three months ended March 31, 2025, includes restitution received in connection with a certain legal matter.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization and write-off of debt discounts, premiums and debt issuance costs under our credit facilities and notes, and the amortization of amounts excluded from the assessment of hedge effectiveness over the term of the Company’s cross-currency swaps.

Interest expense was $402 million and $330 million and included non-cash amortization and write-offs of debt premiums, discounts and deferred issuance costs of $19 million and $15 million, for the three months ended March 31, 2026 and 2025, respectively. Interest expense for the three months ended March 31, 2026 increased $72 million, or 22%, as compared to the three months ended March 31, 2025. The increase is primarily attributable to higher effective interest rates on the debt as refinanced in 2025.
The weighted average stated rate of interest as of March 31, 2026 and 2025 was 8.47% and 7.71%, respectively. Due to the accounting treatment for the 2022 Secured Notes (as defined in Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements), interest expense in the Company’s financial statements will not be representative of the weighted average stated rate of interest.
Foreign Exchange and Other
Foreign exchange and other was a loss of $11 million and $4 million for the three months ended March 31, 2026 and 2025, respectively, an unfavorable change of $7 million. This change was primarily driven by: (i) transaction gains and losses on intercompany balances and third-party liabilities and (ii) gains and losses from foreign currency exchange contracts.
Income Taxes
Provision for income taxes was $77 million and $39 million for the three months ended March 31, 2026 and 2025, respectively, an unfavorable change of $38 million.
Our effective income tax rate for the three months ended March 31, 2026 differs from the statutory Canadian income tax rate primarily due to: (i) the impairment to goodwill for which no tax benefit is recognized, (ii) the recording of valuation allowances on entities for which no tax benefit of losses is expected and (iii) tax provision generated from our annualized mix of earnings by jurisdiction.
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
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, Goodwill impairments, Asset impairments, Restructuring, integration and separation costs and Other expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. See Note 18, “SEGMENT INFORMATION” to our unaudited interim Condensed Consolidated Financial Statements for a reconciliation of segment profit to Loss before income taxes.
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the period-over-period changes in segment revenues for the three months ended March 31, 2026 and 2025. The following table also presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026		2025		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Salix	$639	25%	$542	24%	$97	18%
International	285	12%	262	12%	23	9%
Solta Medical	171	7%	113	5%	58	51%
Diversified	185	7%	205	9%	(20)	(10)%
Bausch + Lomb	1,244	49%	1,137	50%	107	9%
Total revenues	$2,524	100%	$2,259	100%	$265	12%

Segment Profits / Segment Profit Margins
Salix	$468	73%	$371	68%	$97	26%
International	88	31%	85	32%	3	4%
Solta Medical	75	44%	53	47%	22	42%
Diversified	112	61%	127	62%	(15)	(12)%
Bausch + Lomb	277	22%	180	16%	97	54%
Total segment profits	$1,020	40%	$816	36%	$204	25%
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
The following table presents a reconciliation of GAAP revenues to organic revenues (non-GAAP) and the period-over-period changes in organic revenue (non-GAAP) for the three months ended March 31, 2026 and 2025 by segment.

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Acquisitions	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)								Amount	Pct.
Salix	$639	$—	$—	$639	$542	$—	$542	$97	18%
International	285	(25)	—	260	262	(1)	261	(1)	—%
Solta Medical	171	(4)	(32)	135	113	—	113	22	19%
Diversified	185	—	—	185	205	—	205	(20)	(10)%
Bausch + Lomb	1,244	(42)	(1)	1,201	1,137	(3)	1,134	67	6%
Total	$2,524	$(71)	$(33)	$2,420	$2,259	$(4)	$2,255	$165	7%
Salix Segment:
Salix Segment Revenue
The Salix segment includes our Xifaxan® product line which currently accounts for approximately 85% of the Salix segment revenues. Salix segment revenue for the three months ended March 31, 2026 and 2025 was $639 million and $542 million, respectively, an increase of $97 million, or 18%, primarily attributable to an increase in net realized pricing of $148 million, partially offset by a decrease in volumes of $51 million, primarily attributable to our decision to exit certain channels as previously discussed. Xifaxan® was the primary contributor to growth for the three months ended March 31, 2026.
Salix Segment Profit
The Salix segment profit for the three months ended March 31, 2026 and 2025 was $468 million and $371 million, respectively, an increase of $97 million, or 26%. The increase was primarily driven by: (i) higher contribution attributable to the increase in revenues, as previously discussed and (ii) lower SG&A expenses.
International Segment:
International Segment Revenue
The International segment has a diversified product line with no single product group representing 10% or more of its product sales. The International segment revenue was $285 million and $262 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $23 million, or 9%. The increase was primarily attributable to: (i) the favorable impact of foreign currencies of $25 million and (ii) an increase in net realized pricing of $6 million, partially offset by: (i) a decrease in volumes of $7 million, primarily attributable to Latin America and Canada and (ii) the impact of divestitures and discontinuations of $1 million.
International Segment Profit
The International segment profit for the three months ended March 31, 2026 and 2025 was $88 million and $85 million, respectively, an increase of $3 million, or 4% and was primarily driven by higher contribution primarily attributable to the increase in revenues, as previously discussed.
Solta Medical Segment:
Solta Medical Segment Revenue
The Solta Medical segment includes the Thermage® product line, which accounted for over 85% of the Solta Medical segment revenues. The Solta Medical segment revenue for the three months ended March 31, 2026 and 2025 was $171 million and $113 million, respectively, an increase of $58 million, or 51%. The increase was primarily attributable to: (i) incremental sales attributable to the acquisition of Shibo Zhenmei of $32 million, (ii) an increase in volumes of $23 million and (iii) the favorable impact of foreign currencies of $4 million, partially offset by a decrease in net realized pricing of $1 million.
Solta Medical Segment Profit
The Solta Medical segment profit for the three months ended March 31, 2026 and 2025 was $75 million and $53 million, respectively, an increase of $22 million, or 42%. The increase was primarily driven by higher contribution attributable to the increase in revenues as previously discussed, partially offset by higher: (i) expenses related to the reacquired inventory attributable to the Shibo Zhenmei acquisition, (ii) selling, advertising and promotion expenses and (iii) R&D expenses.

Diversified Segment:
Diversified Segment Revenue
The Diversified segment revenue for the three months ended March 31, 2026 and 2025 was $185 million and $205 million, respectively, a decrease of $20 million, or 10%. The decrease was primarily driven by a decrease in volumes of $57 million, primarily in our Neuroscience and Dermatology businesses, partially offset by an increase in net realized pricing of $37 million, primarily in our Neuroscience business. These changes in volumes and net realized pricing were partially caused by our decision to exit certain channels, as previously discussed.
Diversified Segment Profit
The Diversified segment profit for the three months ended March 31, 2026 and 2025 was $112 million and $127 million, respectively, a decrease of $15 million, or 12%. The decrease was primarily driven by lower contribution attributable to the decrease in revenues, as previously discussed.
Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment revenue was $1,244 million and $1,137 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $107 million, or 9%. The increase was primarily driven by: (i) the favorable impact of foreign currencies of $42 million, (ii) an increase in net realized pricing of $38 million, primarily driven by the Vision Care and Pharmaceuticals businesses, (iii) an increase in volumes of $29 million primarily within the Pharmaceuticals and Vision Care businesses and (iv) incremental sales attributable to acquisitions of $1 million, partially offset by the impact of divestitures and discontinuations of $3 million.
Bausch + Lomb Segment Profit
The Bausch + Lomb segment profit for the three months ended March 31, 2026 and 2025 was $277 million and $180 million, respectively, an increase of $97 million, or 54%. The increase was primarily attributable to the increase in revenues as previously discussed, and lower advertising and promotion expenses.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Months Ended March 31,
(in millions)	2026	2025	Change
Net loss	$(1,431)	$(86)	$(1,345)
Adjustments to reconcile net loss to net cash provided by operating activities	1,704	362	1,342
Cash provided by operating activities before changes in operating assets and liabilities	273	276	(3)
Changes in operating assets and liabilities	(43)	(65)	22
Net cash provided by operating activities	230	211	19
Net cash used in investing activities	(139)	(130)	(9)
Net cash used in financing activities	(100)	(146)	46
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	21	(25)
Net decrease in cash, cash equivalents and restricted cash	(13)	(44)	31
Cash, cash equivalents and restricted cash, beginning of period	1,325	1,201	124
Cash, cash equivalents and restricted cash, end of period	$1,312	$1,157	$155
Operating Activities
Net cash provided by operating activities was $230 million and $211 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $19 million.
Cash provided by operating activities before changes in operating assets and liabilities was $273 million and $276 million for the three months ended March 31, 2026 and 2025, respectively, a decrease of $3 million and is primarily attributable to higher payments of accrued legal settlements of $142 million during 2026, partially offset by changes in the timing of interest payments and improved operating performance as previously discussed.

Changes in operating assets and liabilities resulted in a net decrease in cash of $43 million and $65 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $22 million. During the three months ended March 31, 2026, Changes in operating assets and liabilities were favorably impacted by timing in the collection of trade receivables of $148 million, partially offset by: (i) the timing of certain payments in the ordinary course of business of $177 million and (ii) an increase in inventories of $14 million. During the three months ended March 31, 2025, Changes in operating assets and liabilities were unfavorably impacted by: (i) the timing of certain payments in the ordinary course of business of $145 million and (ii) an increase in inventories of $30 million, partially offset by the favorable timing in the collection of trade receivables of $110 million.
Investing Activities
Net cash used in investing activities was $139 million for the three months ended March 31, 2026 and was primarily driven by Purchases of property, plant and equipment and B+L acquisitions and other investments.
Net cash used in investing activities was $130 million for the three months ended March 31, 2025 and was primarily driven by Purchases of property, plant and equipment and B+L acquisitions and other investments.
Financing Activities
Net cash used in financing activities was $100 million for the three months ended March 31, 2026 and was primarily driven by the repayment of long-term debt of $2,857 million which included: (i) $2,805 million of repayments of debt with the proceeds related to the Bausch + Lomb January 2026 Credit Facility Amendment, (ii) $44 million of contractual interest payments on the Remaining Secured Notes (as defined below) allocated to the reduction of the recorded premiums and (iii) $8 million of amortization payments related to our term loan facilities, partially offset by $2,802 million of net proceeds from the Bausch + Lomb January 2026 Credit Facility Amendment.
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
Cash, cash equivalents and restricted cash as presented in the Condensed Consolidated Balance Sheet includes cash, cash equivalents and restricted cash held by legal entities of Bausch + Lomb. Cash held by Bausch + Lomb legal entities and any future cash from the operating, investing and financing activities of Bausch + Lomb is expected to be retained by Bausch + Lomb entities and is generally not available to support the operations, investing and financing activities of other legal entities, including Bausch Health unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders. As of March 31, 2026 and 2025, cash, cash equivalents and restricted cash was as follows:

(in millions)	2026	2025
Bausch Health	$1,033	$942
Bausch + Lomb	279	215
Total Cash, cash equivalents and restricted cash	$1,312	$1,157

As of March 31, 2026, we had aggregate maturities and mandatory payments of our principal balances of debt obligations as follows:

(in millions)	Remainder of 2026	2027	2028	2029	2030	2031	Thereafter	Total
Bausch Health debt obligations	$23	$673	$2,325	$1,639	$3,995	$463	$6,000	$15,118
Bausch + Lomb debt obligations	21	28	1,440	28	128	3,449	—	5,094
Total debt obligations	$44	$701	$3,765	$1,667	$4,123	$3,912	$6,000	$20,212
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
Our ability to satisfy our debt obligations will depend principally upon our future operating performance, as well as our continuing efforts to improve our balance sheet. Our ability to restructure or refinance our debt, should we elect to do so, will depend on the capital markets and our financial condition at such times. Additional information about these factors can be found in Item 1A. “Risk Factors – Debt-related Risks” of our Annual Report on Form 10-K for the year ended December 31, 2025.
Long-term Debt
Long-term debt, net of unamortized premiums, discounts and issuance costs was $20,764 million and $20,817 million as of March 31, 2026 and December 31, 2025, respectively. Aggregate contractual principal amounts due under our debt obligations were $20,212 million and $20,232 million as of March 31, 2026 and December 31, 2025, respectively, a decrease of $20 million.
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
The original premium recorded on the 2022 Secured Notes was $1,835 million, which has been reduced as contractual interest payments are made on the 2022 Secured Notes. The portion of each contractual interest payment allocated to reduce the recorded premium is determined as the difference between the payment due and the calculated interest at the effective interest rate of the underlying carry amount of the associated note. During the three months ended March 31, 2026 and 2025, the Company made contractual interest payments of $49 million and $143 million, respectively, related to the 2022 Secured Notes, of which $44 million and $127 million, respectively, was recorded as a reduction of the premium.
In connection with the April 2025 Refinancing Transactions, we redeemed all of the 9.00% Intermediate Holdco Secured Notes issued in connection with the 2022 Exchange. The April 2025 Refinancing Transactions was accounted for as an extinguishment of debt and the unamortized premium associated with the 9.00% Intermediate Holdco Secured Notes was included in the gain on extinguishment of debt. In connection with the December 2025 Exchange, we exchanged $886 million in aggregate principal amount of 11.00% First Lien Secured Notes with unamortized premiums of $263 million for $903 million of aggregate principal amount of 2032 Senior Secured Notes. This exchange was accounted for as a modification of debt, and accordingly the unamortized premium associated with the exchanged 11.00% First Lien Secured Notes will now be amortized over the remaining term of the newly issued 2032 Senior Secured Notes
The following table presents the future scheduled contractual interest payments of our 11.00% First Lien Secured Notes due 2028, 14.00% Second Lien Secured Notes due 2030 and 10.00% Senior Secured Notes due 2032 (together, the “Remaining Secured Notes”). Contractual interest payments of the Remaining Secured Notes will be allocated to the reduction of the recorded premium and interest expense as presented below. The amount of interest which reduces the recorded premium will be reported as a financing activity in the Consolidated Statements of Cash Flows.

(in millions)	Remainder of 2026	2027	2028	2029	2030	2031 to 2032	Total
Interest payments:
11.00% First Lien Secured Notes due 2028	$49	$98	$97	$—	$—	$—	$244
14.00% Second Lien Secured Notes due 2030	49	49	49	49	50	—	246
10.00% Senior Secured Notes due 2032	600	600	600	600	600	900	3,900
	$698	$747	$746	$649	$650	$900	$4,390
Interest payments recorded as:
Interest expense	$542	$572	$566	$554	$550	$809	$3,593
Reduction of recorded premium	156	175	180	95	100	91	797
	$698	$747	$746	$649	$650	$900	$4,390
Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the 2025 Credit Agreement, other than 126NumberCo and 1530065 B.C. Ltd. (“153NumberCo”). The Senior Unsecured Notes issued by Bausch Health Americas, Inc. (“BHA”) are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the 2025 Credit Agreement, other than 126NumberCo and 153NumberCo. Future subsidiaries of the Company and BHA, if any, may be required to guarantee the Senior Unsecured Notes. The Senior Unsecured Notes and Senior Secured Notes are guaranteed by a portion of the Company’s subsidiaries. On a non-consolidated basis, the non-guarantor subsidiaries with respect to the Senior Unsecured Notes and Senior Secured Notes (other than the 2032 Senior Secured Notes) had total assets of $25,936 million and total liabilities of $17,438 million as of March 31, 2026, and revenues of $1,487 million and operating income of $29 million for the three months ended March 31, 2026. On a non-consolidated basis, the non-guarantor subsidiaries with respect to the 2032 Senior Secured Notes had total assets of $16,358 million and total liabilities of $8,027 million as of March 31, 2026, and revenues of $1,487 million and operating income of $29 million for the three months ended March 31, 2026.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for additional information regarding the financing activities described above, including the definitions of certain defined terms used above.
Availability Under Revolving Credit Facilities
As of April 29, 2026, there were no outstanding borrowings, $31 million of issued and outstanding letters of credit and approximately $468 million of remaining availability under the 2030 Revolving Credit Facility.
As of April 29, 2026, there were $150 million of outstanding borrowings, $32 million of issued and outstanding letters of credit and $618 million of remaining availability under the B+L 2030 Revolving Credit Facility. Absent the payment of a dividend, which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders, proceeds from the B+L 2030 Revolving Credit Facility are not available to fund the operations, investing and financing activities of any other subsidiaries of Bausch Health.
Weighted Average Interest Rate
The accounting for the 2022 Exchange results in the Remaining Secured Notes being carried at a premium relative to their principal amount and will result in reduced interest expense to be recorded in our financial statements for a significant portion of the Remaining Secured Notes as depicted in the table above. Therefore, interest expense recorded in our consolidated financial statements will differ significantly from the contractual interest rates of our debt. As of March 31, 2026, the weighted average interest rate of our debt as reported in our financial statements was 7.53% and the weighted average stated rate of interest was 8.47%.
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

Credit Rating
As of April 29, 2026, the credit ratings and outlook from Moody’s, Standard & Poor’s and Fitch for certain outstanding obligations of the Company were as follows:

	Bausch Health Companies Inc.				Bausch + Lomb Corporation
Rating Agency	Corporate Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook	Corporate Rating	Senior Secured Rating	Outlook
Moody’s	Caa2	Caa1	Ca	Stable		B1	Stable
Standard & Poor’s	B-	B-	CCC+	Negative	B	B	Developing
Fitch					B	BB	Rating Watch Evolving
Bausch Health Companies Inc. - There was no change to the corporate credit rating or other credit ratings of Bausch Health Companies Inc. during the first quarter of 2026.
Bausch + Lomb Corporation - There was no change to the corporate credit rating or other credit ratings of Bausch + Lomb during the first quarter of 2026.
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
A substantial portion of our cash requirements for the remainder of 2026 are for debt service. Our other future cash requirements relate to working capital, capital expenditures, business development transactions (contingent consideration), restructuring, integration and separation costs, benefit obligations and litigation settlements. In addition, we may use cash to enter into licensing arrangements and/or to make strategic acquisitions. We are considering further acquisition opportunities within our core therapeutic areas, some of which could be sizable.
In addition to our working capital requirements, as of March 31, 2026, we expect our primary cash requirements during the remainder of 2026 to include:
•Debt repayments and interest payments—We anticipate making mandatory maturities and amortization payments of approximately $44 million and interest payments of approximately of $1,422 million during the period April 1, 2026 through December 31, 2026. We have and, in the future, may also elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay additional amounts under our credit facilities using cash on hand, cash from operations and cash provided from other financing or refinancing actions, including the sale of equity or equity-linked securities, additional debt financings, and the monetization of a portion of our holdings of Bausch + Lomb;
•Capital expenditures—We expect to make payments of approximately $235 million for property, plant and equipment during the period April 1, 2026 through December 31, 2026; and
•Contingent consideration and milestone payments—We expect to make contingent consideration and milestone payments of approximately $65 million during the period April 1, 2026 through December 31, 2026.
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

Litigation Payments
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. As of March 31, 2026, the Company’s Condensed Consolidated Balance Sheet includes accrued loss contingencies of $28 million related to matters which are both probable and reasonably estimable, however, a reliable estimate of the period in which the remaining loss contingencies will be payable, if ever, cannot be made. Our ability to successfully defend the Company against pending and future litigation may impact future cash flows.
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
Future Repurchases of Debt
The Company regularly evaluates market conditions, its liquidity profile, and available financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, we may, from time to time, purchase outstanding debt for cash in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, future liquidity requirements, contractual restrictions and other factors.
There have been no other material changes to the contractual obligations disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements and Contractual Obligations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.
OUTSTANDING SHARE DATA
Our common shares trade on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “BHC”.
At April 24, 2026, we had 373,475,644 issued and outstanding common shares. In addition, as of April 24, 2026, we had outstanding 4,944,433 stock options, 13,029,056 time-based restricted share units that each represent the right of a holder to receive one of the Company’s common shares and 4,751,046 performance-based restricted share units that represent the right of a holder to receive a number of the Company’s common shares up to a specified maximum. A maximum of 9,502,091 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
CRITICAL ACCOUNTING ESTIMATES
Critical accounting estimates are those estimates that are most important and material to the preparation of our financial statements, and which require management’s most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting estimates as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2025 and determined that there were no significant changes in our critical accounting estimates during the three months ended March 31, 2026 except for:
Interim Goodwill Assessment
During the three months ended March 31, 2026, no other events occurred, or circumstances changed that would indicate that the fair value of any of the Company’s reporting units, other than the Salix reporting unit might be below its carrying value.
Salix
In January 2026, we received the results for the double-blind Phase 3 clinical trials for two global RED-C clinical programs evaluating the rifaximin soluble solid dispersion formulation, designed to prevent overt hepatic encephalopathy and related complications in patients with early-stage liver cirrhosis. While safe and well-tolerated, both clinical trials failed to achieve their primary endpoints. The Company performed a quantitative goodwill analysis for the Salix reporting unit using revised forecasts, an updated discount rate of 9.50%, and a new long-term growth rate that reflect the impact of the Phase 3 clinical trial results. Based on the quantitative fair value test, the carrying value of the Salix reporting unit exceeded its fair value as of January 22, 2026, and the Company recognized a goodwill impairment of $1,426 million. As of March 31, 2026, the Salix reporting unit had remaining goodwill of $1,733 million.
If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future, and any such charges could be material.
NEW ACCOUNTING STANDARDS
None.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as indicated below under “— Interest Rate Risk” and “— Inflation Risk”, there have been no material changes to our exposures to market risks as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risks” included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Interest Rate Risk
As of March 31, 2026, we had $13,552 million and $6,660 million in outstanding aggregate principal amount of fixed rate debt and variable rate debt, respectively. The estimated fair value of our issued fixed rate debt as of March 31, 2026 was $12,710 million. If interest rates were to increase by 100 basis-points, the fair value of our issued fixed rate debt would decrease by approximately $349 million. If interest rates were to decrease by 100 basis-points, the fair value of our issued fixed rate debt would increase by approximately $329 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-point increase in interest rates would have an annualized pre-tax effect of approximately $67 million in our Condensed Consolidated Statements of Operations and Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Inflation Risk
We are subject to price control restrictions on our pharmaceutical products in a number of countries in which we operate. As a result, our ability to raise prices in a timely fashion in anticipation of inflation may be limited in some markets.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information concerning legal proceedings, reference is made to Note 17, “LEGAL PROCEEDINGS” to the unaudited interim Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Item 1A. Risk Factors
As of the date of this Form 10-Q there are no other material changes to the risk factors as disclosed in Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no sales of equity securities by the Company during the three months ended March 31, 2026.
Issuer Purchases of Equity Securities
The Company does not have a share repurchase program and no shares were repurchased during the three months ended March 31, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

10.1*	Amended and Restated Form of PSU Agreement by and between Bausch Health Companies Inc. and Thomas J. Appio. †
10.2*	PSU Letter Agreement by and between Bausch Health Companies Inc. and Seana Carson. †
10.3*	Form of 2026 Amended and Restated PSU Award Agreement †
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certificate of the Chief Executive Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certificate of the Chief Financial Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
* Filed herewith.
**    Furnished herewith. These exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bausch Health Companies Inc. (Registrant)

Date:	April 29, 2026	/s/ THOMAS J. APPIO
Thomas J. Appio Chief Executive Officer (Principal Executive Officer)

Date:	April 29, 2026	/s/ JEAN-JACQUES CHARHON
Jean-Jacques Charhon Executive Vice President, Chief Financial Officer (Principal Financial Officer)