Form 10-Q
period 2026-06-30
Bausch Health Companies Inc.
filed 2026-07-30
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common shares, no par value — 373,990,561 shares outstanding as of July 24, 2026.

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
i

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch Health Companies Inc. and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars, references to “€” are to Euros and references to “CAD” are to Canadian dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of June 30, 2026.
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
These statements are based upon the current expectations and beliefs of management. Readers are cautioned that actual results may vary from those in the forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions relating to: (i) our ability to execute our business strategy, business plans and operational efficiency initiatives; (ii) demand for, competitive positioning of and pricing for our current and anticipated products and our ability to achieve expected revenues, margins and expense levels; (iii) the successful development, regulatory approval, manufacture and timing of launches and commercialization of pipeline and other products; (iv) the completion, timing, integration and expected benefits of acquisitions and other strategic transactions and the potential separation of our eye health business consisting of our Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals businesses on anticipated terms, timing and costs; (v) the scope, duration and financial and operational impact of product quality matters and manufacturing facility compliance and certification matters; (vi) the continued availability and performance of key third‑party distribution, fulfillment and other arrangements and the stability of global supply chains; (vii) the continuation of patent protection and regulatory exclusivity for key products; (viii) the expected impacts of the Inflation Reduction Act (“IRA”), and the impact of the negotiated prices for Xifaxan®, expected to become effective in 2027, under certain programs of the Centers for Medicare & Medicaid Services (“CMS”) and other healthcare reform measures and our ability to mitigate the impact thereof; (ix) our ability to generate cash flows and access liquidity to meet working capital needs, satisfy debt maturities as they become due, reduce debt levels and comply with financial and other covenants under our financing arrangements; (x) the expected scope and impact of tariffs, counter‑tariffs and other trade restrictions and the effectiveness of mitigation actions and the Company’s ability to recover any tariffs that are eligible for refund claims; (xi) macroeconomic and geopolitical conditions (including inflation, recessionary pressures, foreign currency exchange rates and interest rates), changes in tax laws and related guidance (including legislation referred to as the One Big Beautiful Bill Act (the “OBBBA”) and Organisation for Economic Co-operation and Development (“OECD”) related measures); (xii) the expected outcomes of litigation and other contingencies; and (xiii) the factors described under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the factors referred to in this Form 10-Q are not exhaustive and should not be considered a complete statement of
ii

all potential risks and uncertainties. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the aforementioned factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law.
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
iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,825	$1,309
Restricted cash	13	16
Trade receivables, net	2,263	2,351
Inventories, net	1,602	1,629
Prepaid expenses and other current assets	819	852
Total current assets	6,522	6,157
Property, plant and equipment, net	2,097	2,074
Intangible assets, net	4,179	4,643
Goodwill	9,793	11,271
Deferred tax assets, net	1,845	1,843
Other non-current assets	358	378
Total assets	$24,794	$26,366
Liabilities
Current liabilities:
Accounts payable	$593	$600
Accrued and other current liabilities	3,070	3,344
Financial leases	15	11
Current portion of long-term debt	866	225
Total current liabilities	4,544	4,180
Acquisition-related contingent consideration	210	254
Non-current portion of financial leases	23	23
Non-current portion of long-term debt	19,875	20,592
Deferred tax liabilities, net	211	147
Other non-current liabilities	733	793
Total liabilities	25,596	25,989
Commitments and contingencies (Note 17)
(Deficit) Equity
Common shares, no par value, unlimited shares authorized, 373,901,440 and 370,531,987 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	10,544	10,516
Additional paid-in capital	342	357
Accumulated deficit	(10,832)	(9,667)
Accumulated other comprehensive loss	(1,825)	(1,760)
Total Bausch Health Companies Inc. shareholders’ deficit	(1,771)	(554)
Noncontrolling interest	969	931
Total (deficit) equity	(802)	377
Total liabilities and equity	$24,794	$26,366
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Product sales	$2,825	$2,504	$5,325	$4,731
Other revenues	27	26	51	58
	2,852	2,530	5,376	4,789
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	753	748	1,474	1,431
Cost of other revenues	19	16	36	34
Selling, general and administrative	907	894	1,768	1,761
Research and development	173	159	336	302
Amortization of intangible assets	225	256	466	512
Goodwill impairments	—	—	1,426	—
Restructuring, integration and separation costs	9	31	22	32
Other expense (income), net	26	(18)	58	(3)
	2,112	2,086	5,586	4,069
Operating income (loss)	740	444	(210)	720
Interest income	11	13	21	24
Interest expense	(396)	(465)	(798)	(795)
Gain (loss) on extinguishment of debt	—	178	(1)	178
Foreign exchange and other	(7)	(30)	(18)	(34)
Income (loss) before income taxes	348	140	(1,006)	93
Provision for income taxes	(88)	(12)	(165)	(51)
Net income (loss)	260	128	(1,171)	42
Net (income) loss attributable to noncontrolling interest	(2)	20	6	48
Net income (loss) attributable to Bausch Health Companies Inc.	$258	$148	$(1,165)	$90

Earnings (loss) per share attributable to Bausch Health Companies Inc.

Basic	$0.69	$0.40	$(3.12)	$0.24
Diluted	$0.68	$0.40	$(3.12)	$0.24

Weighted-average common shares
Basic	375.0	370.9	373.9	370.3
Diluted	378.1	373.1	373.9	373.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$260	$128	$(1,171)	$42
Other comprehensive (loss) income
Foreign currency translation adjustment	(16)	225	(60)	366
Other comprehensive (loss) income	(16)	225	(60)	366
Comprehensive income (loss)	244	353	(1,231)	408
Comprehensive (income) loss attributable to noncontrolling interest	(5)	34	1	71
Comprehensive income (loss) attributable to Bausch Health Companies Inc.	$239	$387	$(1,230)	$479
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(in millions)
(Unaudited)

Bausch Health Companies Inc. Shareholders’ (Deficit) Equity
Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Bausch Health Companies Inc. Shareholders’ Deficit	Non- controlling Interest	Total (Deficit) Equity
Shares	Amount

	Three Months Ended June 30, 2026
Balances, April 1, 2026	373.5	$10,542	$295	$(11,090)	$(1,806)	$(2,059)	$977	$(1,082)
Common shares issued under share-based compensation plans	0.4	2	(2)	—	—	—	—	—
Share-based compensation	—	—	54	—	—	54	—	54
Employee withholding taxes related to share-based awards	—	—	(8)	—	—	(8)	—	(8)
Vesting of B+L equity compensation	—	—	3	—	—	3	(3)	—
Noncontrolling interest distributions	—	—	—	—	—	—	(10)	(10)
Net income	—	—	—	258	—	258	2	260
Other comprehensive (loss) income	—	—	—	—	(19)	(19)	3	(16)
Balances, June 30, 2026	373.9	$10,544	$342	$(10,832)	$(1,825)	$(1,771)	$969	$(802)

	Three Months Ended June 30, 2025
Balances, April 1, 2025	369.5	$10,508	$220	$(9,882)	$(2,029)	$(1,183)	$943	$(240)
Common shares issued under share-based compensation plans	0.2	2	(2)	—	—	—	—	—
Share-based compensation	—	—	46	—	—	46	—	46
Employee withholding taxes related to share-based awards	—	—	(3)	—	—	(3)	—	(3)
Vesting of B+L equity compensation	—	—	(11)	—	—	(11)	11	—
Noncontrolling interest distributions	—	—	—	—	—	—	(9)	(9)
Net income (loss)	—	—	—	148	—	148	(20)	128
Other comprehensive income (loss)	—	—	—	—	239	239	(14)	225
Balances, June 30, 2025	369.7	$10,510	$250	$(9,734)	$(1,790)	$(764)	$911	$147

	Six Months Ended June 30, 2026
Balances, January 1, 2026	370.5	$10,516	$357	$(9,667)	$(1,760)	$(554)	$931	$377
Common shares issued under share-based compensation plans	3.4	28	(28)	—	—	—	—	—
Share-based compensation	—	—	106	—	—	106	—	106
Employee withholding taxes related to share-based awards	—	—	(42)	—	—	(42)	—	(42)
Vesting of B+L equity compensation	—	—	(49)	—	—	(49)	49	—
Cash settlement of share-based awards	—	—	(2)	—	—	(2)	—	(2)
Noncontrolling interest distribution	—	—	—	—	—	—	(10)	(10)
Net loss	—	—	—	(1,165)	—	(1,165)	(6)	(1,171)
Other comprehensive (loss) income	—	—	—	—	(65)	(65)	5	(60)
Balances, June 30, 2026	373.9	$10,544	$342	$(10,832)	$(1,825)	$(1,771)	$969	$(802)

	Six Months Ended June 30, 2025
Balances, January 1, 2025	367.8	$10,490	$234	$(9,824)	$(2,179)	$(1,279)	$957	$(322)
Common shares issued under share-based compensation plans	1.9	20	(20)	—	—	—	—	—
Share-based compensation	—	—	89	—	—	89	—	89
Employee withholding taxes related to share-based awards	—	—	(19)	—	—	(19)	—	(19)
Vesting of B+L equity compensation	—	—	(34)	—	—	(34)	34	—
Noncontrolling interest distributions	—	—	—	—	—	—	(9)	(9)
Net income (loss)	—	—	—	90	—	90	(48)	42
Other comprehensive income (loss)	—	—	—	—	389	389	(23)	366
Balances, June 30, 2025	369.7	$10,510	$250	$(9,734)	$(1,790)	$(764)	$911	$147
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities
Net (loss) income	$(1,171)	$42
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	576	612
Amortization and write-off of debt premiums, discounts and issuance costs	35	56
Asset impairments	9	—
Goodwill impairments	1,426	—
Acquisition-related contingent consideration	18	(40)
Allowances for losses on trade receivable and inventories	45	36
Deferred income taxes	47	(51)
Net gain on sale of assets	(3)	—
Adjustments to accrued legal settlements	16	5
Payments of accrued legal settlements	(177)	(106)
Share-based compensation	106	89
Gain excluded from hedge effectiveness	(4)	(6)
Loss (gain) on extinguishment of debt	1	(178)
Payments of contingent consideration adjustments, including accretion	(5)	(4)
Amortization of inventory step-up resulting from acquisitions	3	42
Foreign exchange and other	4	(23)
Changes in operating assets and liabilities:
Trade receivables	78	19
Inventories	(36)	(23)
Prepaid expenses and other current assets	9	(34)
Accounts payable, accrued and other liabilities	(77)	64
Net cash provided by operating activities	900	500
Cash Flows From Investing Activities
Acquisitions and other investments	(15)	(12)
Purchases of property, plant and equipment	(186)	(214)
Acquisition of intangible assets and other assets	(38)	(10)
Purchases of marketable securities	(6)	(5)
Proceeds from sale of marketable securities	5	5
Proceeds from sale of assets and businesses, net of costs to sell	3	—
Interest settlements from cross-currency swaps	5	6
Net cash used in investing activities	(232)	(230)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	2,886	10,422
Repayments of long-term debt and other financial liabilities	(2,969)	(10,135)
Payments of employee withholding taxes related to share-based awards	(42)	(19)
Payments of acquisition-related contingent consideration	(14)	(12)
Payments of financing costs	(1)	(36)
Other	(9)	(8)
Net cash (used in) provided by financing activities	(149)	212
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	60
Net increase in cash, cash equivalents and restricted cash	513	542
Cash, cash equivalents and restricted cash, beginning of period	1,325	1,201
Cash, cash equivalents and restricted cash, end of period	$1,838	$1,743
Cash and cash equivalents	$1,825	$1,727
Restricted cash	13	16
Cash, cash equivalents and restricted cash, end of period	$1,838	$1,743
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
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, the Company announced its plan to separate its eye health business, consisting of its Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals businesses into an independent publicly traded entity, Bausch + Lomb, from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). As part of this plan, in May 2022, a wholly owned subsidiary of Bausch Health sold common shares of Bausch + Lomb pursuant to an initial public offering of Bausch + Lomb (the “B+L IPO”). Following the B+L IPO, Bausch Health currently indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 87% of B+L’s outstanding common shares as of June 30, 2026.
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
The Company continues to evaluate all relevant factors and considerations relating to its investment in Bausch + Lomb, including the Xifaxan® Generics Litigation (see “Xifaxan® Paragraph IV Proceedings” of Note 17, “LEGAL PROCEEDINGS”).
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
New Accounting Standards
In July 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which simplifies the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, and allows entities to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. The guidance is effective January 1, 2026. The Company has elected the practical expedient and the application of this ASU did not have a material impact on its consolidated financial statements and related disclosures.
Recently Issued Accounting Standards, Not Adopted as of June 30, 2026
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expense (“ASU 2024-03”), which requires public companies to disclose, in interim and annual reporting periods, additional information about specific expenses in the financial statements. The amendments in ASU 2024-03 are effective for the Company beginning with its 2027 annual report, and its interim periods beginning in 2028. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is evaluating the impact of adoption on its consolidated financial statements and related disclosures.
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
The following tables present the activity and ending balances of the Company’s variable consideration provisions for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30, 2026
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balances, January 1, 2026	$173	$348	$1,352	$125	$64	$2,062
Current period provisions	343	82	1,792	671	126	3,014
Payments and credits	(365)	(71)	(1,895)	(685)	(127)	(3,143)
Reserve balances, June 30, 2026	$151	$359	$1,249	$111	$63	$1,933
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $44 million and $31 million as of June 30, 2026 and January 1, 2026, respectively, which are reflected as a reduction of Trade receivables, net in the Condensed Consolidated Balance Sheets. Included as a reduction of current period provisions for Distribution Fees in the table above are price appreciation credits of approximately $20 million for the six months ended June 30, 2026.

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
Allowance for Credit Losses
An allowance is maintained for potential credit losses. The Company estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer credit worthiness, value of collateral (if any), and current conditions existing at the balance sheet date. Additionally, the Company generally estimates the expected credit loss on a pooled basis when customers are deemed to have similar risk characteristics. Trade receivable balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected. Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses. The activity in the allowance for credit losses for trade receivables for the six months ended June 30, 2026 and 2025 is as follows:

(in millions)	2026	2025
Balance, beginning of period	$31	$30
Provision for expected credit losses	5	3
Write-offs charged against the allowance	(2)	(6)
Foreign exchange and other	1	1
Balance, end of period	$35	$28
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
The valuation of the assets acquired and liabilities assumed as part of this acquisition, has not been finalized as of June 30, 2026. The areas that could be subject to change primarily relate to the valuation of certain identifiable assets. The Company will finalize these amounts no later than one year from the acquisition date.
Acquisition of DURECT Corporation
In September 2025, the Company acquired DURECT Corporation for total consideration of $84 million, including $64 million in cash, $11 million in assumed liabilities and $9 million in transaction costs. The agreement also includes potential future sales-based milestone payments of up to $350 million, subject to certain adjustments.
The transaction was accounted for as an asset acquisition under ASC 805, Business Combinations, as substantially all of the value was attributed to a single in-process research and development (“IPR&D”) asset related to Larsucosterol, a drug candidate for alcohol-associated hepatitis. Clinical testing for Larsucosterol is ongoing and the drug candidate has not yet received regulatory approval from the U.S. Food and Drug Administration (“FDA”). Accordingly, $81 million of consideration was allocated to Acquired IPR&D and expensed in accordance with ASC 730, Research and Development, with the remaining $3 million of consideration allocated to other assets. The expense was recorded in Other expense (income), net in the Condensed Consolidated Statements of Operations.
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
The valuation of the assets acquired and liabilities assumed, as part of this acquisition, has not been finalized as of June 30, 2026. Bausch + Lomb will finalize these amounts no later than one year from the acquisition date.
Revenues and operating results associated with this acquisition during the period from December 9, 2025 through December 31, 2025 were not material. Pro forma revenues and operating results for 2025 were not material.
Other Bausch + Lomb Acquisitions
During November 2025, Bausch + Lomb completed two acquisitions which were accounted for as business combinations under the acquisition method of accounting. The aggregate cash consideration of approximately $33 million was allocated to the assets acquired and liabilities assumed and included $30 million of goodwill, in the aggregate.
Acquisition of Whitecap Biosciences
During January 2025, Bausch + Lomb, through an affiliate, acquired Whitecap Biosciences, LLC (“Whitecap Biosciences”) for an upfront payment of approximately $28 million and potential future milestone and royalty payments. Bausch + Lomb accounted for the transaction as an asset acquisition and expensed the upfront payment of approximately $28 million as acquired IPR&D costs, as included within Other expense (income), net on the Condensed Consolidated Statements of Operations. In July 2026, Bausch + Lomb announced that the Phase 2 study regarding Whitecap Biosciences’ glaucoma neuroprotective candidate did not meet its primary endpoint, and as such will no longer advance this program, and instead, will now focus solely on (in respect of Whitecap Biosciences) developing the first small-molecule sustained-release implant for geographic atrophy.
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
The Company incurred $22 million and $32 million of restructuring and integration costs during the six months ended June 30, 2026 and 2025, respectively, which primarily consist of employee severance costs.
Separation Costs and Separation-related Costs
The Company has incurred, and may incur, costs associated with activities relating to the B+L Separation. These B+L Separation activities include separating the Bausch + Lomb business from the remainder of the Company. Separation costs are incremental costs directly related to the B+L Separation and may include, but are not limited to legal, audit and advisory fees. Separation costs included in Restructuring, integration and separation costs for the six months ended June 30, 2026 and 2025 were not material.
The Company has incurred, and may incur, incremental costs with respect to the B+L Separation. These separation-related costs include, but are not limited to rebranding costs, advisory fees and costs associated with facility relocation and/or modification. Included in Selling, general and administrative expenses for the six months ended June 30, 2026 and 2025 are separation-related costs of $2 million and $7 million, respectively.
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

	June 30, 2026				December 31, 2025
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$934	$924	$10	$—	$587	$574	$13	$—
Restricted cash	$13	$13	$—	$—	$16	$16	$—	$—
Cross-currency swaps	$3	$—	$3	$—	$5	$—	$5	$—
Foreign currency exchange contracts	$1	$—	$1	$—	$1	$—	$1	$—
Liabilities:
Acquisition-related contingent consideration	$293	$—	$—	$293	$292	$—	$—	$292
Cross-currency swaps	$136	$—	$136	$—	$158	$—	$158	$—
Foreign currency exchange contracts	$2	$—	$2	$—	$5	$—	$5	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Condensed Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature. Cash, cash equivalents and restricted cash as presented in the Condensed Consolidated Balance Sheet as of June 30, 2026 includes $378 million of cash, cash equivalents and restricted cash held by legal entities of Bausch + Lomb. Cash held by Bausch + Lomb legal entities and any future cash from the operating, investing and financing activities of Bausch + Lomb is expected to be retained by Bausch + Lomb entities and is generally not available to support the operations, investing and financing activities of other legal entities, including Bausch Health unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders.
There were no transfers into or out of Level 3 assets or liabilities during the six months ended June 30, 2026.
Cross-currency Swaps
Bausch + Lomb enters into cross-currency swaps to mitigate fluctuation in the value of a portion of its euro-denominated net investment in its consolidated financial statements from fluctuation in exchange rates. The euro-denominated net investment being hedged is Bausch + Lomb’s investment in certain Bausch + Lomb euro-denominated subsidiaries. As of June 30, 2026, these swaps had an aggregate notional value of $1,000 million.
The assets and liabilities associated with Bausch + Lomb’s cross-currency swaps as included in the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 are as follows:

(in millions)	June 30, 2026	December 31, 2025
Other non-current liabilities	$(136)	$(158)
Prepaid expenses and other current assets	$3	$5
Net fair value	$(133)	$(153)

The following table presents the effect of hedging instruments on the Condensed Consolidated Statements of Comprehensive income (loss) and the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Gain (loss) recognized in Other comprehensive income (loss)	$2	$(92)	$22	$(128)
Gain excluded from assessment of hedge effectiveness	$1	$3	$4	$6
Location of gain of excluded component	Interest Expense		Interest Expense
No portion of the cross-currency swaps were ineffective for the six months ended June 30, 2026 and 2025. During the six months ended June 30, 2026 and 2025, the Company received $5 million and $6 million, respectively, in interest settlements, which are reported as investing activities in the Condensed Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
The Company’s foreign currency exchange contracts are remeasured at each reporting date to reflect changes in their fair values determined using forward rates, which are observable market inputs, multiplied by the notional amount. The Company’s foreign currency exchange contracts are economically hedging the foreign exchange exposure on certain of the Company’s intercompany balances. As of June 30, 2026, the Company’s outstanding foreign currency exchange contracts had an aggregate notional amount of $601 million.
The assets and liabilities associated with the Company’s foreign exchange contracts as included in the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 are as follows:

(in millions)	June 30, 2026	December 31, 2025
Accrued and other current liabilities	$(2)	$(5)
Prepaid expenses and other current assets	$1	$1
Net fair value	$(1)	$(4)
The following table presents the effect of the Company’s foreign exchange contracts on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Gain (loss) related to changes in fair value	$1	$(4)	$2	$(9)
Loss related to settlements	$(6)	$(11)	$(11)	$(13)
Acquisition-related Contingent Consideration Obligations
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At June 30, 2026, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 6% to 27%, and a weighted average risk-adjusted discount rate of 8%. The weighted average risk-adjusted discount rate was calculated by weighting each contract’s relative fair value at June 30, 2026.

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2026 and 2025:

	June 30,
(in millions)	2026		2025
Balance, beginning of period		$292		$359
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$12		$14
Fair value adjustments due to changes in estimates of future payments	6		(54)
Acquisition-related contingent consideration (Note 4)		18		(40)
Additions		2		—
Payments/Settlements		(19)		(16)
Balance, end of period		293		303
Current portion included in Accrued and other current liabilities		83		39
Non-current portion included in Other non-current liabilities		$210		$264
Fair Value of Long-term Debt
The fair value of long-term debt as of June 30, 2026 and December 31, 2025 was $19,275 million and $19,626 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).
7.INVENTORIES
Inventories, net consist of:

(in millions)	June 30, 2026	December 31, 2025
Raw materials	$548	$564
Work in process	96	102
Finished goods	958	963
	$1,602	$1,629
8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	June 30, 2026			December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$22,487	$(20,338)	$2,149	$22,534	$(19,981)	$2,553
Corporate brands	1,002	(828)	174	1,003	(789)	214
Product rights/patents	3,264	(3,248)	16	3,271	(3,253)	18
Partner relationships, technology and other	437	(395)	42	445	(385)	60
Total finite-lived intangible assets	27,190	(24,809)	2,381	27,253	(24,408)	2,845
Acquired IPR&D	100	—	100	100	—	100
B&L Trademark	1,698	—	1,698	1,698	—	1,698
	$28,988	$(24,809)	$4,179	$29,051	$(24,408)	$4,643
Long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment charges associated with these assets are included in Other expense (income), net in the Condensed Consolidated Statements of Operations. The Company continues to monitor the recoverability of its finite-lived intangible assets and tests the intangible assets for impairment if indicators of impairment are present. The Company estimates the fair values of long-lived assets with finite lives using an undiscounted cash flow model which utilizes Level 3 unobservable inputs. The undiscounted cash flow model relies on assumptions regarding revenue growth rates, gross profit, selling, general and administrative expenses and research and development expenses.
Asset impairments for the three and six months ended June 30, 2026 were approximately $9 million related to a change in the future forecasted revenue of a certain product. There were no asset impairments for the three and six months ended June 30, 2025.
Xifaxan® intangible assets included in the unaudited Condensed Consolidated Balance Sheets had a carrying value of $808 million and an estimated remaining useful life of 18 months as of June 30, 2026. The Company has filed lawsuits against third-party generic manufacturers that have sent the Company Notices of Paragraph IV Certification for Xifaxan®. See “Xifaxan® Paragraph IV Proceedings” of Note 17, “LEGAL PROCEEDINGS”.
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
Estimated amortization expense of finite-lived intangible assets for the remainder of 2026 and each of the five succeeding years ending December 31 and thereafter is as follows:

(in millions)	Remainder of 2026	2027	2028	2029	2030	2031	Thereafter	Total
Amortization	$450	$849	$246	$228	$223	$213	$172	$2,381
Goodwill
The changes in the carrying amounts of goodwill during the six months ended June 30, 2026 and the year ended December 31, 2025 were as follows:

(in millions)	Salix	International	Solta Medical	Diversified	Bausch + Lomb	Total
Balance, January 1, 2025	$3,159	$792	$115	$1,759	$5,262	$11,087
Additions	—	—	22	—	97	119
Impairment	—	—	—	(145)	—	(145)
Goodwill reclassified to assets held for sale	—	(4)	—	—	—	(4)
Foreign exchange and other	—	109	—	(33)	138	214
Balance, December 31, 2025	3,159	897	137	1,581	5,497	11,271
Additions	—	—	1	—	4	5
Impairment	(1,426)	—	—	—	—	(1,426)
Foreign exchange and other	—	(19)	1	—	(39)	(57)
Balance, June 30, 2026	$1,733	$878	$139	$1,581	$5,462	$9,793
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
2026 Interim Assessment
Salix
In January 2026, the Company received the results for the double-blind Phase 3 clinical trials for two global RED-C clinical programs evaluating its rifaximin soluble solid dispersion formulation, designed to prevent overt hepatic encephalopathy and related complications in patients with early-stage liver cirrhosis. While safe and well-tolerated, both clinical trials failed to achieve their primary endpoints. The Company performed a quantitative goodwill analysis for the Salix reporting unit using revised forecasts, an updated discount rate of 9.50%, and a new long-term growth rate that reflect the impact of the Phase 3 clinical trial results. Based on the quantitative fair value test, the carrying value of the Salix reporting unit exceeded its fair value as of January 22, 2026, and the Company recognized a goodwill impairment of $1,426 million. As of June 30, 2026, the Salix reporting unit had remaining goodwill of $1,733 million.
During the six months ended June 30, 2026, no other events occurred, or circumstances changed that would indicate that the fair value of any of the Company’s reporting units, other than the Salix reporting unit might be below its carrying value.

However, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future, and any such charges could be material.
Accumulated goodwill impairment charges through June 30, 2026 were $7,068 million.
9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	June 30, 2026	December 31, 2025
Product rebates	$1,205	$1,321
Employee compensation and benefit costs	362	385
Product returns	359	348
Interest	262	253
Income taxes payable	49	38
Legal matters and related fees	18	178
Other	815	821
	$3,070	$3,344

10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of premiums, discounts and issuance costs consist of the following:

		June 30, 2026		December 31, 2025
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities:
2025 Credit Agreement
2030 Revolving Credit Facility	April 2030	$—	$—	$—	$—
2030 Term Loan B Facility	October 2030	2,970	2,866	2,985	2,869
B+L Credit Facilities
B+L September 2028 Term Loan B Facility	September 2028	—	—	489	483
B+L 2030 Revolving Credit Facility	June 2030	150	150	100	100
B+L January 2031 Term Loan B Facility	January 2031	—	—	2,313	2,286
B+L January 2031 Refinancing Term Facility	January 2031	2,795	2,766	—	—
Senior Secured Notes:
4.875% Secured Notes	June 2028	803	800	803	799
11.00% First Lien Secured Notes	September 2028	888	1,111	888	1,155
14.00% Second Lien Secured Notes	October 2030	352	556	352	578
10.00% Secured Notes	April 2032	6,000	6,246	6,000	6,284
B+L Senior Secured Notes:
B+L 8.375% Secured Notes	October 2028	1,400	1,389	1,400	1,387
B+L January 2031 Secured Notes	January 2031	771	761	792	781
Senior Unsecured Notes:
8.50%	January 2027	643	643	643	643
7.00%	January 2028	171	171	171	171
5.00%	January 2028	433	432	433	432
6.25%	February 2029	821	818	821	817
5.00%	February 2029	452	450	452	450
7.25%	May 2029	336	335	336	335
5.25%	January 2030	779	775	779	775
5.25%	February 2031	463	460	463	460
Other	Various	12	12	12	12
Total long-term debt and other		$20,239	20,741	$20,232	20,817
Less: Current portion of long-term debt and other			866		225
Non-current portion of long-term debt			$19,875		$20,592
Covenant Compliance
The 2025 Senior Secured Credit Facilities (as defined below), the B+L Senior Secured Credit Facilities (as defined below), the indentures that govern the Existing Senior Secured Notes (as defined below), the indenture that governs the 2032 Senior Secured Notes (as defined below) (collectively with the Existing Senior Secured Notes, the “Senior Secured Notes”), the indentures that govern the B+L Senior Secured Notes (as defined below), and the indentures that govern the Senior Unsecured Notes (as defined below) contain (or contained) customary affirmative and negative covenants and specified events of default. These affirmative and negative covenants include (or included), among other things, and subject to certain qualifications and exceptions, covenants that restrict the Company’s ability and the ability of certain of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. The 2030 Revolving Credit Facility (as defined below) and the B+L Term Facilities (as defined below), respectively, contain financial covenants.

As of June 30, 2026, the Company was in compliance with its covenants related to its debt obligations. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with its financial maintenance covenants and meet its debt service obligations over that same period.
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
The 2030 Term Loan B Facility will mature on October 8, 2030. The amortization rate for the 2030 Term Loan B Facility is 1.00% per annum, or $30 million, payable in quarterly installments beginning on September 30, 2025. 126NumberCo may direct that prepayments be applied to such amortization payments in order of maturity. Aggregate mandatory quarterly amortization payments for the 2030 Term Loan B Facility will be $128 million through October 2030.
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
The 2030 Revolving Credit Facility will mature on the earlier of April 8, 2030 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company or 126NumberCo in an aggregate principal amount in excess of $1,000 million. Borrowings under the 2030 Revolving Credit Facility can be made in U.S. dollars, Canadian dollars or euros. As of June 30, 2026, the Company had no outstanding borrowings and had $31 million of issued and outstanding letters of credit on the 2030 Revolving Credit Facility.
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
On June 26, 2025, Bausch + Lomb entered into an incremental amendment to its credit agreement (the “B+L June 2025 Credit Facility Amendment”), which consisted of a new $800 million revolving credit facility maturing June 26, 2030 (the “B+L 2030 Revolving Credit Facility”) and a new $2,325 million term B loan facility maturing January 15, 2031 (the “B+L January 2031 Term Loan B Facility”). In addition, Bausch + Lomb’s subsidiaries, Bausch + Lomb Netherlands B.V. and Bausch & Lomb Incorporated, issued €675 million aggregate principal amount of Senior Secured Floating Rate Notes due January 2031 (the “B+L January 2031 Secured Notes” and, together with the B+L October 2028 Senior Secured Notes, the “B+L Secured Notes”). The B+L January 2031 Secured Notes accrue interest at a rate per annum of: (i) three-month EURIBOR (subject to a 0% floor) plus (ii) 3.875%, reset quarterly, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2026. At June 30, 2026, the B+L January 2031 Secured Notes bore interest at 6.08% per annum.
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
The B+L Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The B+L Term Facilities are denominated in U.S. dollars, and borrowings under the B+L 2030 Revolving Credit Facility may be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of June 30, 2026, the principal amounts outstanding under the B+L January 2031 Refinancing Term Facility were $2,795 million.
As of June 30, 2026, Bausch + Lomb had $150 million of outstanding borrowings, $32 million of issued and outstanding letters of credit and remaining availability, subject to certain customary conditions, of $618 million under the B+L 2030 Revolving Credit Facility. The stated rate of interest for borrowings under the B+L 2030 Revolving Credit Facility as of June 30, 2026 ranges from 6.36% to 6.40% per annum.
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

Borrowings under the B+L January 2031 Refinancing Term Facility bear interest at a rate per annum equal to, at the option of B+L, either: (i) a term SOFR-based rate, plus an applicable margin of 3.75%, or (ii) a U.S. dollar base rate, plus an applicable margin of 2.75%. The stated rate of interest under the B+L January 2031 Refinancing Term Facility at June 30, 2026 was 7.39% per annum.
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
The amortization rate for the B+L January 2031 Refinancing Term Facility is 1.00% per annum, or $28 million, payable in quarterly installments, with the first installment to be paid on June 30, 2026. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of June 30, 2026, the remaining mandatory quarterly amortization payments for the B+L January 2031 Refinancing Term Facility were $126 million through December 2030, with the remaining term loan balance being due in January 2031.
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
On November 29, 2022, the Company designated 126NumberCo as an unrestricted subsidiary of the Company in accordance with the terms of the Company’s debt documents. In connection therewith, all of the subsidiaries of 126NumberCo, including Bausch + Lomb and its subsidiaries, became unrestricted subsidiaries of the Company and, as a result, are not subject to the covenants under the Bausch Health debt documents, and the earnings and net debt of Bausch + Lomb, as defined in the relevant debt documents, are also not included in the calculation of the Company’s financial maintenance covenant. In March 2025, in connection with the April 2025 Refinancing Transactions, 126NumberCo was re-designated as a restricted subsidiary of the Company, however, Bausch + Lomb and its subsidiaries continue to be unrestricted subsidiaries of the Company. As of June 30, 2026, 126NumberCo, directly or indirectly, held approximately 87% of the issued and outstanding shares of Bausch + Lomb.
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
As of June 30, 2026, the remaining premium on the 2022 Secured Notes was $427 million, which is being reduced as contractual interest payments are made on the 2022 Secured Notes. During the six months ended June 30, 2026 and 2025, the

Company made contractual interest payments of $73 million and $184 million, respectively, related to the 2022 Secured Notes, of which $66 million and $164 million, respectively, was recorded as a reduction of the premium.
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
In connection with the December 2025 Exchange (as detailed above), the Company exchanged $886 million in aggregate principal amount of 11.00% First Lien Secured Notes with unamortized premiums of $263 million for $903 million of aggregate principal amount of 2032 Senior Secured Notes. This exchange was accounted for as a modification of debt, and accordingly the unamortized premium associated with the exchanged 11.00% First Lien Secured Notes will now be amortized over the remaining term of the newly issued 2032 Senior Secured Notes. As of June 30, 2026, the remaining premium on the 2032 Senior Secured Notes was $301 million, which is being reduced as contractual interest payments are made on the 2032 Senior Secured Notes. During the six months ended June 30, 2026, the Company made contractual interest payments of $300 million related to the 2032 Senior Secured Notes, of which $47 million was recorded as a reduction of the premium.
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of June 30, 2026 and December 31, 2025 was 8.46% and 8.54%, respectively. Due to the accounting treatment for the 2022 Secured Notes, interest expense in the Company’s financial statements will not be representative of the weighted average stated rate of interest.
Maturities
Maturities of debt obligations for the remainder of 2026, the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
Remainder of 2026	$29
2027	701
2028	3,766
2029	1,667
2030	4,173
2031	3,903
Thereafter	6,000
Total debt obligations	20,239
Unamortized premiums, discounts and issuance costs	502
Total long-term debt and other	$20,741
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
During the six months ended June 30, 2026, Bausch + Lomb received cash proceeds of $26 million from the sales of receivables under this financing arrangement. As of June 30, 2026, these receivables were collected and remitted to the financial institution. The costs related to these transactions were not material.

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
Approximately 15,339,000 common shares were available for future grants as of June 30, 2026. The Company uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
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
Bausch + Lomb Long-Term Incentive Plan
Prior to May 5, 2022, Bausch + Lomb participated in Bausch Health’s long-term incentive program. Effective May 5, 2022, Bausch + Lomb established the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan (as subsequently amended and restated, the “B+L Plan”) and a total of 28,000,000 common shares of Bausch + Lomb were originally authorized for issuance under the B+L Plan. The B+L Plan was amended and restated effective April 24, 2023, and further amended and restated on May 29, 2024, resulting in an aggregate 52,000,000 common shares of Bausch + Lomb authorized for issuance under the B+L Plan.
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
Approximately 6,900,000 Bausch + Lomb common shares were available for future grants as of June 30, 2026. Bausch + Lomb uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
The following table summarizes the components and classification of the Company’s share-based compensation expenses related to stock options and RSUs for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Stock options	$2	$4	$5	$8
RSUs	52	42	101	81
	$54	$46	$106	$89

Research and development expenses	$5	$4	$9	$7
Selling, general and administrative expenses	49	42	97	82
	$54	$46	$106	$89

Share-based awards granted for the six months ended June 30, 2026 and 2025 consist of:

	Six Months Ended June 30,
	2026	2025
Bausch Health Share-Based Awards
Time-based RSUs
Granted	6,921,000	5,928,000
Weighted-average grant date fair value	$6.06	$7.43
Performance-based RSUs
Granted	2,581,000	2,096,000
Weighted-average grant date fair value	$6.04	$7.36
Bausch + Lomb Share-Based Awards
Stock options
Granted	—	1,374,000
Weighted-average exercise price	$—	$15.86
Weighted-average grant date fair value	$—	$4.66
RSUs
Granted	3,563,000	3,668,000
Weighted-average grant date fair value	$18.23	$15.45
TSR PSUs
Granted	416,000	388,000
Weighted-average grant date fair value	$18.51	$15.86
Organic Revenue Growth PSUs
Granted	892,000	753,000
Weighted-average grant date fair value	$17.47	$15.98
Adjusted EBITDA PSUs
Granted	416,000	—
Weighted-average grant date fair value	$18.51	$—
As of June 30, 2026, the remaining unrecognized compensation expense related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs under the Company’s 2014 Plan and the B+L Plan amounted to $248 million, which will be amortized over a weighted-average period of 1.68 years.
As of June 30, 2026, the remaining unrecognized compensation expense related to all outstanding non-vested stock options, time-based RSUs and PSUs under the B+L Plan amounted to $171 million, which will be amortized over a weighted-average period of 1.70 years.
Bausch Health 2025 Employee Stock Purchase Plan
On May 13, 2025, the shareholders of the Company approved the Bausch Health Companies Inc. 2025 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides eligible employees with an opportunity to purchase common shares from the Company at a discount through accumulated payroll deductions. The ESPP will be implemented through a series of offering periods to eligible employees. Under the ESPP, the offering periods will have a duration of six months commencing on June 1 or December 1 and ending on November 30 or May 31, respectively. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the lower of the fair market value per common share on either the grant date or the purchase date. The first offering period to purchase common shares under the ESPP was December 1, 2025 through May 31, 2026.

12.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	June 30, 2026	December 31, 2025
Foreign currency translation adjustment	$(1,814)	$(1,749)
Pension adjustment, net of tax	(11)	(11)
	$(1,825)	$(1,760)
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
13.RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Product related research and development	$170	$154	$329	$293
Quality assurance	3	5	7	9
	$173	$159	$336	$302
14.OTHER EXPENSE (INCOME), NET
Other expense (income), net consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Asset impairments	$9	$—	$9	$—
Acquisition-related contingent consideration	6	(29)	18	(40)
Litigation and other matters, net of insurance recoveries and restitutions	6	8	16	5
Acquired IPR&D costs	5	1	16	29
Acquisition-related transaction costs	—	2	1	3
Other, net	—	—	(2)	—
	$26	$(18)	$58	$(3)
Asset impairments are related to a change in the future forecasted revenue of a certain product.
Acquisition-related contingent consideration reflects adjustments for changes in estimates in the timing and amounts of expected future royalty and milestone payments and accretion for the time value of money.
Acquired IPR&D costs are primarily related to certain acquisitions by Bausch + Lomb.
Litigation and other matters, net of insurance recoveries and restitutions primarily relates to adjustments to provisions for certain legal matters and for the six months ended June 30, 2025, also includes restitution received in connection with a certain legal matter.
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
Provision for income taxes for the six months ended June 30, 2026 was $165 million and included: (i) $174 million of income tax provision calculated on the Company’s income after adjustments for discrete events and entities which have a full valuation allowance and (ii) $8 million of net income tax provision for discrete items, which includes: (a) $2 million income tax benefit due to changes in uncertain tax positions, primarily the release of tax reserves in France, offset by interest accrual and (b) $5 million income tax benefit associated with the filing of certain income tax returns.
Provision for income taxes for the six months ended June 30, 2025 was $51 million and included: (i) $102 million of income tax provision for the Company’s ordinary income for the six months ended June 30, 2025 and (ii) $51 million of net income tax benefit for discrete items, which includes: (a) $36 million of net income tax benefit related to the finalization of the settlement with the Internal Revenue Service (“IRS”) for the 2017 capital loss, (b) $19 million income tax benefit due to changes in uncertain tax positions, (c) $8 million income tax benefit for the discrete treatment of restructuring costs related to B+L and (d) $10 million income tax provision associated with the filing of certain income tax returns.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was approximately $2,787 million and $2,576 million as of June 30, 2026 and December 31, 2025, respectively. The Company will continue to assess the need for valuation allowances on an ongoing basis.
As of June 30, 2026 and December 31, 2025, the Company had $892 million and $914 million, respectively, of unrecognized tax benefits, including $75 million and $68 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of June 30, 2026, $363 million would reduce the Company’s effective tax rate, if recognized.
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
The IRS has begun its examination of the stub period tax return for the period ended December 31, 2017 and the tax return for the year ended December 31, 2018. The inquiries to date are preliminary and the Company does not expect that proposed adjustments, if any, would be material to the Company’s Condensed Consolidated Financial Statements.
The Company’s U.S. affiliates remain under examination for various state tax audits in the U.S. for years 2017 through 2025.
The Company’s subsidiaries in Germany are under audit for tax years 2017 through 2019. The Company received a preliminary assessment from the German taxing authority that would disallow certain trade tax and transfer pricing adjustments. The Company will contest this proposed tax deficiency through the appropriate appeals process, and if necessary, through appropriate litigation. Based on the current information available, the Company believes any exposure would not be material to its consolidated financial statements. Accordingly, no additional income tax provision has been recorded as of June 30, 2026.
In November 2022, the Company’s affiliate in the Netherlands received an assessment from the Luxembourg Tax Authorities as successor in interest to its affiliate in Luxembourg for tax years 2018 – 2019 for €271.7 million, not including interest. In March 2026, the Company received an unfavorable ruling from the Administrative Tribunal of Luxembourg. The Company appealed the decision to the Administrative Court, the final court of appeal, on May 8, 2026. The Company has not recorded a reserve related to this matter.
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
16.EARNINGS (LOSS) PER SHARE
Earnings (loss) per share attributable to Bausch Health Companies Inc. is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Net income (loss) attributable to Bausch Health Companies Inc.	$258	$148	$(1,165)	$90
Basic weighted-average common shares outstanding	375.0	370.9	373.9	370.3
Diluted effect of stock options and RSUs	3.1	2.2	—	3.2
Diluted weighted-average common shares outstanding	378.1	373.1	373.9	373.5
Earnings (loss) per share attributable to Bausch Health Companies Inc.
Basic	$0.69	$0.40	$(3.12)	$0.24
Diluted	$0.68	$0.40	$(3.12)	$0.24
During the six months ended June 30, 2026, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 4,594,000 common shares for the six months ended June 30, 2026.
During the three and six months ended June 30, 2026, time-based RSUs, performance-based RSUs and stock options to purchase approximately 11,576,000 and 11,590,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.
During the three and six months ended June 30, 2025, time-based RSUs, performance-based RSUs and stock options to purchase approximately 14,086,000 and 13,911,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.
During the three and six months ended June 30, 2026, an additional 2,556,000 performance-based RSUs were not included in the computation of diluted earnings per share as the required performance conditions had not been met.
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
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of June 30, 2026, the Company’s Condensed Consolidated Balance Sheets includes accrued current loss contingencies of $18 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.

Securities Litigation and Related Matters
U.S. Securities Litigation – Kelk Complaint
On July 26, 2023, a purported class action complaint captioned Kelk v. Bausch Health Companies Inc., et al. (No. 23-cv-03996), was filed in the U.S. District Court for the District of New Jersey against the Company and certain of its current or former officers. The action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. Plaintiffs allege that defendants made various misrepresentations and omissions regarding the Company’s proposed spin-off of Bausch + Lomb, and allege that those purported misrepresentations and omissions concealed that the spin-off was executed as part of a strategy to subvert the pending opt-out lawsuits and leave plaintiffs in those actions without viable means to a potential recovery. An amended complaint was filed on January 19, 2024. The amended complaint also alleges that defendants made various misrepresentations and omissions regarding the strength of the Company’s patents protecting its product, Xifaxan®, from generic competitors. Defendants moved to dismiss the amended complaint on March 20, 2024. On February 12, 2025, the District Court granted defendants’ motion to dismiss the amended complaint in full without prejudice. On March 14, 2025, plaintiffs filed a second amended complaint. Defendants moved to dismiss the second amended complaint on April 28, 2025. On November 20, 2025, the District Court granted defendants’ motion to dismiss the second amended complaint with prejudice. Plaintiffs appealed the dismissal in December 2025 to the U.S. Court of Appeals for the Third Circuit. Appeal briefing concluded in April 2026 and the Third Circuit set a tentative oral argument date of September 18, 2026.
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
On March 17, 2021, four additional opt-outs from the Catucci class issued a Statement of Claim in the Ontario Superior Court of Justice. That proceeding is captioned The Bank of Korea et al. v. Valeant Pharmaceuticals International, Inc. et al. (Court File No. 21-006589666-0000). In addition, these plaintiffs also served and filed a motion for leave to pursue claims under the Ontario Securities Act. In June 2026, three plaintiffs filed a motion record for leave to pursue their claims, and one plaintiff, MEAG Munich, is withdrawing its claim. The allegations in this proceeding are similar to those made by the plaintiffs in the Catucci class action and the plaintiffs in the opt-out actions described above. The matter remains pending in Ontario.
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
Antitrust Litigation
Generic Pricing Antitrust Litigation
The Company and its subsidiaries, Oceanside Pharmaceuticals, Inc., Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“BHUS”) and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“BHA”) (for the purposes of this paragraph, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania (MDL 2724, 16- MD-2724). Bausch + Lomb Corporation had been named as a defendant in the MDL in one complaint, but this complaint has been amended to remove Bausch + Lomb Corporation and, as a result, Bausch + Lomb Corporation is no longer a party to the MDL. The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The lawsuits, which are brought as putative class actions by direct purchasers, end payers, and indirect resellers, and as direct actions by direct purchasers, end payers, insurers, hospitals, pharmacies, and various Counties, Cities, and Towns, are consolidated into the MDL. There are also additional, separate complaints which are consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. State of Connecticut, et al. v. Sandoz, Inc., et al., (D. CT, C.A. No. 3:20-00802), in which BHUS and BHA are defendants, was remanded to the U.S. District Court for the District of Connecticut. BHUS and BHA reached an agreement to settle the Connecticut case, which received final court approval, and have been dismissed from the case with prejudice. There are cases pending in the Court of Common Pleas of Philadelphia County and New York State Supreme Court against the Company and other defendants related to the multidistrict litigation. The Company disputes the claims against it and continues to defend itself vigorously.
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
Intellectual Property Litigation
From time to time, the Company (and/or certain of its affiliates) is also party to certain intellectual property litigation proceedings in the United States and Canada, including as arising from claims filed against the Company or by the Company (or that the Company anticipates filing within the required time periods) related to certain products sold by or on behalf of the Company, which may be in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third-party generic manufacturers, where such products include Xifaxan® 200 mg and 550 mg, Cabtreo® and Relistor® Oral tablets in the United States and Zaxine® in Canada.
Xifaxan® Paragraph IV Proceedings
The Company filed lawsuits against Norwich Pharmaceuticals Inc. (“Norwich”), Amneal Pharmaceuticals of New York LLC, Hetero USA, Inc. (“Hetero”) and ScieGen Pharmaceuticals Inc. (“ScieGen”) concerning the Company’s Xifaxan® (rifaximin) 550 mg tablets. The foregoing lawsuits and related litigation are referred to collectively as the “Xifaxan® Generics Litigation”. The lawsuits against Zydus Pharmaceuticals (USA) Inc. (“Zydus”), Carnegie Pharmaceuticals LLC (“Carnegie”), SABA Ilac Sanayi ve Ticaret A.S. (“SABA”), Mylan Pharmaceuticals Inc. (“Mylan”), Alkem Laboratories Ltd. (“Alkem”), Cipla USA, Inc., Ajanta Pharma Limited (“Ajanta”), Hetero and ScieGen are now settled.
The Norwich I Xifaxan® Litigation
On February 17, 2020, the Company and Alfasigma S.p.A. (“Alfasigma”) received a Notice of Paragraph IV Certification from Norwich, in which Norwich asserted that the U.S. patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Norwich’s generic rifaximin tablets, 550 mg, for which Norwich filed an abbreviated new drug application (an “ANDA”, and such ANDA, the “Norwich First ANDA”). The Company, through its subsidiaries Salix Pharmaceuticals, Inc. and Bausch Health Ireland Limited, holds the New Drug Application for Xifaxan® and owns or exclusively licenses (from Alfasigma) these patents. On March 26, 2020, certain of the Company’s subsidiaries and Alfasigma filed suit against Norwich in the U.S. District Court for the District of Delaware (Case No. 20-cv-00430) pursuant to the Hatch-Waxman Act, alleging infringement by Norwich of one or more claims of the Xifaxan® patents, thereby triggering a 30-month stay of the approval of the Norwich

First ANDA for rifaximin tablets, 550 mg. Trial in this matter was held in March 2022. The court issued a final judgment on August 10, 2022 (the “Norwich Legal Decision”), finding that the U.S. Patents protecting the use of Xifaxan® (rifaximin) 550 mg tablets for the reduction in risk of HE recurrence valid and infringed and the U.S. patents protecting the composition, and use of Xifaxan® for treating IBS-D invalid. The Norwich Legal Decision prevents FDA approval of the Norwich First ANDA until October 2029. The Company appealed the Norwich Legal Decision to the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) on August 16, 2022. Following the Company’s appeal, Norwich claimed to have removed the HE indication from the Norwich First ANDA and then filed a motion in the District Court requesting modification of the Norwich Legal Decision to permit the FDA to approve the Norwich First ANDA before October 2029. The Company opposed the motion. On May 17, 2023, the District Court denied Norwich’s motion and confirmed that the FDA remained enjoined from granting final approval to the Norwich First ANDA until October 2029. Norwich filed its appeal to the Federal Circuit on May 19, 2023. The Company’s and Norwich’s appeals were consolidated (the “Norwich Appeal”). The Federal Circuit heard oral arguments on January 8, 2024 in the Norwich Appeal. On April 11, 2024, the Federal Circuit issued an opinion affirming the Norwich Legal Decision and the District Court’s denial of Norwich’s motion requesting modification of the Norwich Legal Decision (the “Norwich Appeal Decision”). In May 2024, both the Company and Norwich petitioned for panel and en banc rehearing of the Norwich Appeal Decision. The Federal Circuit denied the Company’s and Norwich’s rehearing petitions on June 13, 2024 and issued its mandate to the District Court on June 20, 2024. Under the Norwich Appeal Decision, the FDA remains enjoined from approving the Norwich First ANDA until October 2029. On September 11, 2024, the Company and Norwich filed petitions for writ of certiorari with the United States Supreme Court appealing certain aspects of the Norwich Appeal Decision. The Supreme Court denied Norwich’s and the Company’s petitions for writ of certiorari on November 18, 2024 and December 16, 2024, respectively.
In a letter to Norwich on June 2, 2023, the FDA granted tentative approval to the Norwich First ANDA, but confirmed that it is enjoined from granting final approval until October 2029. On June 5, 2023, Norwich brought a lawsuit against the FDA in the U.S. District Court for the District of Columbia (the “DC District Court”), alleging that the FDA acted improperly by only granting tentative approval to the Norwich First ANDA rather than final approval (the “First Norwich DC Lawsuit”). In June 2023, the Company intervened in the First Norwich DC Lawsuit. A hearing was held on October 6, 2023. On November 1, 2023, the DC District Court granted the Company’s and FDA’s motions for summary judgment, thereby ending the lawsuit. In December 2023, Norwich appealed the DC District Court’s November 1st decision to the U.S. Court of Appeals for the District of Columbia Circuit (the “DC Circuit”). Although the DC Circuit held the appeal in abeyance on February 2, 2024, the DC circuit returned the case to the court’s active docket on December 17, 2024. The Court held oral arguments on December 11, 2025. On June 26, 2026, the DC Circuit Court issued an opinion affirming the decision of the DC District Court and finding that FDA did not act arbitrarily, capriciously, or contrary to law when FDA confirmed that it is enjoined from granting final approval to the Norwich First ANDA until October 2029.
The Norwich II Xifaxan® Litigation
The Company received a Notice of Paragraph IV Certification from Norwich, dated May 10, 2024, in which Norwich asserted that certain U.S. Patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of Norwich’s generic rifaximin tablets, 550 mg, for which Norwich filed an amended ANDA (the “Norwich Second ANDA”). On June 20, 2024, the Company filed suit against Norwich in the U.S. District Court for the District of New Jersey pursuant to the Hatch-Waxman Act, alleging infringement by Norwich of one or more claims of U.S. Patent Nos. 11,564,912 and 11,779,571. On March 10, 2026, Amneal and Norwich filed a motion for summary judgment. No trial date has been set.
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

The Amneal Xifaxan® Litigation
On February 28, 2024, the Company received a Notice of Paragraph IV Certification from Amneal Pharmaceuticals of New York, LLC, U.S. Agent for Amneal EU, Limited (collectively “Amneal”), in which Amneal asserted that certain U.S. Patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, offer for sale, and/or importation of Amneal’s generic rifaximin tablets, 550 mg, for which Amneal filed an ANDA. On April 5, 2024, the Company and Alfasigma filed suit against Amneal in the U.S. District Court for the District of New Jersey pursuant to the Hatch-Waxman Act, alleging infringement by Amneal of one or more claims of the Xifaxan® patents, thereby triggering a 30-month stay of the approval of Amneal’s ANDA for rifaximin tablets, 550 mg. Although enjoined from granting final approval, the FDA granted tentative approval to Amneal’s ANDA on January 16, 2025. On March 10, 2026, Amneal and Norwich filed a motion for summary judgment. No trial date has been set.
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
The Relistor® Oral Paragraph IV Proceedings
The Company received a Notice of Paragraph IV Certification from Sun Pharmaceutical Industries Ltd. (“Sun”), dated May 26, 2026, in which Sun asserted that U.S. Patents listed in the FDA’s Orange Book for the Company’s Relistor® (methylnaltrexone bromide) oral tablets, 150 mg, are invalid, unenforceable, and/or will not be infringed by the manufacture, use, sale, offer for sale, and/or importation of Sun’s generic methylnaltrexone bromide oral tablets, 150 mg, for which Sun filed an ANDA. On July 10, 2026, the Company filed suit against Sun pursuant to the Hatch-Waxman Act, alleging infringement by Sun of one or more claims of the Relistor® tablet patents, thereby triggering a 30-month stay of the approval of Sun’s ANDA for methylnaltrexone bromide tablets, 150 mg.
The Company remains confident in the strength of the Relistor® tablet patents and intends to vigorously defend its intellectual property.
Xifaxan® Litigation with Curia IP Holdings, LLC
Curia IP Holdings, LLC (“Curia”) filed a lawsuit against the Company on October 25, 2021, alleging that Xifaxan® 200 mg and 550 mg tablets infringe certain patents owned by Curia (U.S. Patent Nos. 9,186,355, 10,556,915, 10,745,415 and 10,961,257 (the “Curia Patents”)). Each of the Curia Patents was filed years after the Company’s launches of Xifaxan® 200 mg and 550 mg tablets. On August 17, 2022, the U.S. District Court for the District of New Jersey dismissed the complaint, without prejudice. Curia then filed an amended complaint on September 16, 2022, realleging infringement of its patents. On August 31, 2023, Curia filed a second lawsuit against the Company alleging that Xifaxan® 200 mg and 550 mg tablets infringe U.S. Patent No. 11,739,099 (the “’099 Patent”). The ’099 Patent is related to the Curia Patents and was also filed years after the Company’s launches of Xifaxan® 200 mg and 550 mg tablets. The first and second lawsuits filed by Curia are now consolidated. On February 14, 2024, the court issued an order administratively terminating the case pending completion of mediation on or before April 14, 2024. Mediation was held on April 11, 2024, but no agreement was reached. On April 22, 2024, the court reopened the case. On May 1, 2024, the Court entered a stipulation and order of non-infringement for U.S. Patent Nos. 10,556,915, 10,745,415 and 10,961,257. On September 20, 2024, the Court entered a stipulation and order of non-infringement for the ’099 Patent. On May 19, 2026, the parties held a mediation, but no agreement was reached. On June 15, 2026, defendants requested leave to file a motion for summary judgment. On June 29, 2026, plaintiff opposed defendants’ request for leave to file a motion for summary judgment and also requested leave to file a motion for summary judgment. The Company disputes Curia’s infringement claims against Xifaxan® 200 mg and 550 mg tablets and will continue to defend this matter.
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
The Company received a Notice of Allegation in Canada, dated April 9, 2026, from Apotex Inc. concerning Zaxine® (rifaximin) 550 mg tablets. On May 22, 2026, the Company filed a Statement of Claim against Apotex asserting infringement of one or more claims of Canadian Patent No. 2,739,436.
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
Product Liability Litigation
Shower to Shower® Products Liability Litigation
Since 2016, the Company and its affiliates, including Bausch + Lomb, have been named in a number of product liability lawsuits involving the Shower to Shower® body powder product acquired in September 2012 from Johnson & Johnson; due to dismissals, twenty-one (21) of such product liability suits currently remain pending. In three (3) cases pending in the Atlantic County, New Jersey Multi-County Litigation, agreed stipulations of dismissal have been entered by the Court, thus dismissing the Company from those cases. One (1) case was also recently dismissed with prejudice in its entirety for failure of plaintiff to comply with court orders requiring plaintiff fact sheets. Four (4) cases in the federal multidistrict litigation have been dismissed recently for failure to comply with orders requiring plaintiff profile forms and/or for failure to produce evidence of a diagnosis of gynecologic ovarian cancer. Potential liability (including its attorneys’ fees and costs) arising out of these remaining suits is subject to full indemnification obligations of Johnson & Johnson owed to the Company and its affiliates, including Bausch + Lomb, and legal fees and costs will be paid by Johnson & Johnson. Twenty (20) of these lawsuits filed by individual plaintiffs allege that the use of Shower to Shower® caused the plaintiffs to develop ovarian cancer, mesothelioma or breast cancer. The allegations in these cases include failure to warn, design defect, manufacturing defect, negligence, gross negligence, breach of express and implied warranties, civil conspiracy concert in action, negligent misrepresentation, wrongful death, loss of consortium and/or punitive damages. The damages sought include compensatory damages, including medical expenses, lost wages or earning capacity, loss of consortium and/or compensation for pain and suffering, mental anguish anxiety and discomfort, physical impairment and loss of enjoyment of life. Plaintiffs also seek pre- and post-judgment interest, exemplary and punitive damages, and attorneys’ fees. Additionally, two proposed class actions were filed in Canada against the Company and various Johnson & Johnson entities (one in the Supreme Court of British Columbia and one in the Superior Court of Quebec), on behalf of persons who have purchased or used Johnson & Johnson’s Baby Powder or Shower to Shower®. The class actions allege the use of the product increases certain health risks (British Columbia) or negligence in failing to properly test, failing to warn of health risks, and failing to remove the products from the market in a timely manner (Quebec). The plaintiffs in these actions are seeking awards of general, special, compensatory and punitive damages. On November 17, 2020, the British Columbia court issued a judgment declining to certify a class as to the Company or Shower to Shower®, and at this time no appeal of that judgment has been filed. On December 16, 2021, the plaintiff in the British Columbia class action filed a Second Amended Notice of Civil Claim and Application for Certification, removing the Company as a defendant; as a result, the British Columbia class action is concluded as to the Company.
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
General Civil Litigation
Doctors Allergy Formula Lawsuit
In April 2018, Doctors Allergy Formula, LLC (“Doctors Allergy”), filed a lawsuit against BHA in the Supreme Court of the State of New York, County of New York, asserting breach of contract and related claims under a 2015 Asset Purchase Agreement, which purports to include milestone payments that Doctors Allergy alleges should have been paid by BHA. Doctors Allergy claims its damages are not less than $23 million. BHA has asserted counterclaims against Doctors Allergy. BHA filed a motion seeking an order granting BHA’s motion for summary judgment on its counterclaims against Doctors Allergy and dismissing Doctors Allergy’s claims against BHA. The motion was fully briefed as of May 2021. The Court held a hearing on the motion on January 25, 2022. On May 12, 2023, the Court issued a Decision and Order denying the motion. On June 14, 2023, BHA filed a Notice of Appeal as to the Decision and Order. On March 13, 2024, BHA filed its appellate brief with the Appellate Division of the New York Supreme Court, First Department, appealing the trial court’s denial of BHA’s motion for summary judgment. Doctors Allergy filed its answering brief on July 26, 2024, and BHA filed its reply brief on September 13, 2024. The Appellate Division heard oral argument on November 7, 2024. On December 5, 2024, the Appellate Division denied BHA’s appeal as to Doctors Allergy’s second cause of action (breach of contract) and BHA’s counterclaims, but it granted the appeal as to Doctors Allergy’s third cause of action (breach of the implied duty of good faith and fair dealing) and dismissed that claim. On December 13, 2024, the Appellate Division remitted this action back to the trial court and on April 20, 2026, jury selection began. On May 8, 2026, the jury returned a split verdict on various causes of action, ultimately awarding a monetary judgment in favor of Doctors Allergy. On June 1, 2026, BHA submitted its motion for judgment notwithstanding the verdict, which is now fully briefed and remains pending. BHA continues to dispute the claims against it and this lawsuit will be defended vigorously.
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
In May 2020, the District Court granted defendants’ motion to dismiss, holding that Plaintiff-relator’s qui tam action was precluded by the False Claims Act’s public disclosure bar. Plaintiff-relator appealed to the U.S. Court of Appeals for the Ninth Circuit. In August 2023, the Court of Appeals reversed the District Court’s order and remanded to the District Court for further proceedings. In September 2023, the Company filed a petition for rehearing or rehearing en banc with the Court of Appeals. On January 5, 2024, the Court of Appeals panel denied the petition and issued an amended opinion, still reversing the District Court’s order and remanding the case to the District Court for further proceedings. On April 4, 2024, the Company filed a petition for a writ of certiorari to the Supreme Court, which was denied on October 7, 2024. Mandate issued and the case returned to the District Court. On November 27, 2024, Plaintiff-relator filed an amended complaint. The Company filed a motion to dismiss the amended complaint on February 5, 2025. On July 22, 2025, the District Court granted the motion to dismiss with leave to amend, holding that the amended complaint did not adequately differentiate between the multiple named defendants. Plaintiff-relator filed his amended complaint on August 11, 2025. The Company filed a motion to dismiss the third amended complaint on August 26, 2025. On March 31, 2026, the Court denied the Company’s motion to dismiss and lifted the discovery stay. In April 2026, the Company answered the plaintiff-relator’s third amended complaint and the District Court set a trial date for September 20, 2027. On June 17, 2026, Defendant Dr. Falk filed a motion for partial judgment on the pleadings. On July 17, 2026, the Court set an oral argument date of October 15, 2026 for Dr. Falk’s motion for partial judgment on the pleadings.
The Company disputes the claims against it and intends to defend itself vigorously.
Norgine Contract Dispute
The Company marketed Plenvu® powder for oral solution in the United States under a 2016 Collaboration and Licensing Agreement (the “CLA”) with Norgine B.V. (“Norgine”). Plenvu® is an osmotic laxative indicated for cleansing the colon in preparation for colonoscopy in adults. In December 2025, the Company notified Norgine of its intent to discontinue sales of Plenvu® in 2026. On May 29, 2026, Norgine filed a claim in the High Court of Justice, Business and Property Courts of England and Wales, Commercial Court in London, UK alleging a breach of the CLA. On July 7, 2026, the Company filed its defense to Norgine’s claim. The matter remains pending. The Company disputes Norgine’s claims and intends to defend itself vigorously.
Completed or Inactive Matters
The following matters have concluded, have settled, are the subject of an agreement to settle or have otherwise been closed during or prior to the three months ended June 30, 2026 or have been inactive from the Company’s perspective for several fiscal quarters or the Company anticipates that no further material activity will take place with respect thereto. Due to the closure, settlement, inactivity or change in status of the matters referenced below, these matters will no longer appear in the Company’s future public reports and disclosures, unless required or as deemed appropriate. With respect to inactive matters, to the extent material activity takes place in subsequent quarters with respect thereto, the Company will provide updates as required or as deemed appropriate.
In addition to the completed intellectual property matters described below respecting Lumify® drops, in connection with the Vyzulta® and Lotemax® SM products, Bausch + Lomb previously commenced infringement proceedings against potential generic competitors in the U.S. In connection with Vyzulta®, three matters have been resolved and dismissed. In connection with Lotemax® SM, one matter resulted in a four-day bench trial starting January 13, 2025, and the case was dismissed without prejudice on January 5, 2026; another matter was filed in the U.S. District Court for the District of New Jersey and was dismissed without prejudice on March 18, 2026.
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
Mylan and MSN filed IPR petitions for certain U.S. patents listed in the FDA’s Orange Book for Trulance® (plecanatide). On March 21, 2022, Mylan filed a petition for IPR of U.S. Patent No. 7,041,786 (the “’786 Patent”), which was then instituted on September 14, 2022. On October 12, 2022, MSN also filed a petition for IPR of the ’786 Patent and the United States Patent & Trademark Office’s Patent Trial and Appeal Board (“PTAB”) then issued a decision on December 14, 2022, instituting MSN’s IPR and joining it with Mylan’s IPR. On September 8, 2023, the PTAB issued a decision finding that Mylan and MSN had not shown that the ’786 Patent is unpatentable. On September 28, 2023, Mylan appealed the PTAB’s September 8th decision to the Federal Circuit. The Federal Circuit held oral arguments on April 7, 2025. On June 20, 2025, the Federal Circuit issued a decision vacating the PTAB’s September 8, 2023 decision and remanded the matter back to the PTAB for additional fact-finding. On remand, the PTAB issued a decision on January 27, 2026, finding that MSN had not shown that the ’786 Patent is unpatentable. On March 31, 2026, MSN filed a notice of appeal. On April 3, 2026, the parties executed a confidential settlement agreement resolving the dispute. The PTAB entered an order dismissing MSN’s notice of appeal on April 14, 2026.
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
On May 15, 2023, the PTAB issued a Final Written Decision, finding all claims of U.S. Patent No. 8,293,742 unpatentable (IPR2022-00142). This decision was appealed to the Federal Circuit. The Federal Circuit issued its opinion on June 30, 2025, which reversed the PTAB’s claim construction of certain limitation, vacated its obviousness finding, and remanded for further proceedings.
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
Additionally, on December 18, 2023, B&L Inc., Bausch + Lomb Ireland Limited, and Eye Therapies amended their complaint in the consolidated district court action to add claims for copyright infringement, as well as claims under the Lanham Act, including trademark and trade dress infringement. DRL subsequently petitioned for IPR of the U.S. Patent Nos. 11,596,600 and 11,833,245; the PTAB instituted both petitions (IPR2024-00467 and IPR2024-00563). Oral argument was held before the PTAB on May 13, 2025.
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
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Surgical and Pharmaceuticals products.
Resources are allocated and performance is assessed by the Company’s CEO, whom the Company has determined to be the Company’s Chief Operating Decision Maker (the “CODM”). The Company’s CODM evaluates the performance of its segments and allocates resources to them based on segment profit. Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, Goodwill impairments, Restructuring, integration and separation costs and Other expense (income), net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance.
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

Segment Revenues and Profits
Segment revenues, profits and reconciliation of segment profit to consolidated Income (loss) before income taxes were as follows:

	Three Months Ended June 30,
	Salix		International		Solta Medical		Diversified		Bausch + Lomb		Total
(in millions)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Revenues	$758	$627	$305	$278	$176	$128	$219	$219	$1,394	$1,278	$2,852	$2,530
Less:
Cost of goods sold (a)	40	39	120	117	36	36	30	33	527	523
Cost of other revenues	—	—	19	14	—	—	—	—	—	2
Selling, general and administrative	100	112	67	63	40	32	43	43	476	470
Research and development	13	21	9	6	9	6	4	4	56	35
Segment profit	$605	$455	$90	$78	$91	$54	$142	$139	$335	$248	$1,263	$974
Corporate											(263)	(261)
Amortization of intangible assets											(225)	(256)
Restructuring, integration and separation costs											(9)	(31)
Other expense (income), net											(26)	18
Operating income											740	444
Interest income											11	13
Interest expense											(396)	(465)
Gain on extinguishment of debt											—	178
Foreign exchange and other											(7)	(30)
Income before income taxes											$348	$140

	Six Months Ended June 30,
	Salix		International		Solta Medical		Diversified		Bausch + Lomb		Total
(in millions)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Revenues:
Total revenues	$1,397	$1,169	$590	$540	$347	$241	$404	$424	$2,638	$2,415	$5,376	$4,789
Less:
Cost of goods sold (a)	87	82	232	219	89	63	57	63	1,009	1,004
Costs of other revenues	—	—	35	31	—	—	—	—	1	3
Selling, general and administrative	205	223	130	115	75	60	86	88	915	917
Research and development	32	38	15	12	17	11	7	7	101	63
Segment profit	$1,073	$826	$178	$163	$166	$107	$254	$266	$612	$428	$2,283	$1,790
Corporate											(521)	(529)
Amortization of intangible assets											(466)	(512)
Goodwill impairments											(1,426)	—
Restructuring, integration and separation costs											(22)	(32)
Other expense (income), net											(58)	3
Operating (loss) income											(210)	720
Interest income											21	24
Interest expense											(798)	(795)
(Loss) gain on extinguishment of debt											(1)	178
Foreign exchange and other											(18)	(34)
(Loss) income before income taxes											$(1,006)	$93
(a) Cost of goods sold excludes amortization and impairments of intangible assets.
During the six months ended June 30, 2026 and 2025, ten products represented 53% and 50% of total revenues, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” “Bausch Health,” and similar terms refer to Bausch Health Companies Inc. and its subsidiaries, taken together. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes (the “Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (this “Form 10-Q”). The matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended, and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning of applicable Canadian securities laws (collectively “forward-looking statements”). Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “strive”, “ongoing”, “likely”, “evolve”, “decrease” or “increase” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements.
These statements are based upon the current expectations and beliefs of management. Readers are cautioned that actual results may vary from those in the forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions relating to: (i) our ability to execute our business strategy, business plans and operational efficiency initiatives; (ii) demand for, competitive positioning of and pricing for our current and anticipated products and our ability to achieve expected revenues, margins and expense levels; (iii) the successful development, regulatory approval, manufacture and timing of launches and commercialization of pipeline and other products; (iv) the completion, timing, integration and expected benefits of acquisitions and other strategic transactions and the potential separation of our eye health business consisting of our Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals businesses on anticipated terms, timing and costs; (v) the scope, duration and financial and operational impact of product quality matters and manufacturing facility compliance and certification matters; (vi) the continued availability and performance of key third‑party distribution, fulfillment and other arrangements and the stability of global supply chains; (vii) the continuation of patent protection and regulatory exclusivity for key products; (viii) the expected impacts of the Inflation Reduction Act (“IRA”), and the impact of the negotiated prices, expected to become effective in 2027, for Xifaxan® under certain programs of the Centers for Medicare & Medicaid Services (“CMS”) and other healthcare reform measures and our ability to mitigate the impact thereof; (ix) our ability to generate cash flows and access liquidity to meet working capital needs, satisfy debt maturities as they become due, reduce debt levels and comply with financial and other covenants under our financing arrangements; (x) the expected scope and impact of tariffs, counter‑tariffs and other trade restrictions and the effectiveness of mitigation actions and the Company’s ability to recover any tariffs that are eligible for refund claims; (xi) macroeconomic and geopolitical conditions (including inflation, recessionary pressures, foreign currency exchange rates and interest rates), changes in tax laws and related guidance (including legislation referred to as the One Big Beautiful Bill Act (the “OBBBA”) and Organisation for Economic Co-operation and Development (“OECD”) related measures); (xii) the expected outcomes of litigation and other contingencies; and (xiii) the factors described under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Our accompanying unaudited interim Condensed Consolidated Financial Statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2025, which were included in our Annual Report on Form 10-K. In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional company information is available on SEDAR+ at www.sedarplus.ca and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted. Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.
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
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, we announced our plan to separate our eye health business consisting of our Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals businesses into an independent publicly traded entity, Bausch + Lomb (the “B+L Separation”). On May 10, 2022, a wholly owned subsidiary of Bausch Health sold 35,000,000 common shares of Bausch + Lomb in the initial public offering of Bausch + Lomb. Bausch Health currently indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 87% of B+L’s outstanding common shares as of July 22, 2026.
We continue the evaluation of all relevant factors and considerations relating to our investment in Bausch + Lomb, including the Xifaxan® Generics Litigation (see “Xifaxan® Paragraph IV Proceedings” of Note 17, “LEGAL PROCEEDINGS” to our unaudited interim Condensed Consolidated Financial Statements).
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
We believe that these measures, along with our continued commitment to improving people’s lives through our health products, help position us to unlock potential value across our portfolio of assets, including by separating our eye health and pharmaceutical businesses. Although management believes the B+L Separation could unlock additional value, there can be no assurance that it will be successful in doing so.
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
Defined terms used above and in the following section but not defined in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are defined and discussed in Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements.
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
As of June 30, 2026, we had aggregate maturities and mandatory payments of our principal balances of debt obligations as follows:

(in millions)	Remainder of 2026	2027	2028	2029	2030	2031	Thereafter	Total
Total debt obligations	$29	$701	$3,766	$1,667	$4,173	$3,903	$6,000	$20,239
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
•Fraxel FTX® - The next generation Fraxel® is a fractionated laser device for skin resurfacing that has been submitted for approval in multiple markets globally.
Dermatology
•CABTREO® Topical Gel - The first and only FDA approved fixed-dose, triple-combination topical treatment for acne was submitted for approval to the European Medicines Agency of the EU.
Bausch + Lomb
•Lumify® Franchise – An OTC redness reliever eye drop that significantly reduces redness to help eyes look whiter and brighter. To date, Bausch + Lomb has launched and acquired the right to launch Lumify® in various countries. A new line extension formulation, Lumify® Preservative Free was launched in the first quarter of 2025. In addition, Bausch + Lomb is in the process of initiating a Lumify® next generation clinical study, for which a Phase 3 study met all primary and secondary endpoints and for which the New Drug Application has been submitted and approval is anticipated during the first half of 2027.
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
•LuxLife® – Bausch + Lomb is expanding its portfolio of premium intraocular lenses (“IOLs”) built on the “Lux” platform with the LuxLife® Trifocal IOL with two options, non-Toric and Toric for astigmatic patients. The European launch of this product is in process.
•Bausch + Lomb is expanding its portfolio of premium IOLs built on the enVista® platform with: enVista Aspire® monofocal and toric IOLs with Intermediate Optimized optics launched in the U.S. in October 2023, in Europe and Canada in 2025, enVista Envy® trifocal IOLs launched in Canada in June 2024, in the U.S. in November 2024 and in Europe in October 2025, and launches in Singapore and Hong Kong are expected and enVista BeyondTM extended depth of focus is anticipated to launch in the U.S. in 2027. Bausch + Lomb recently received topline results and is conducting a comprehensive review of the data.
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
In January 2025, Bausch + Lomb acquired Whitecap Biosciences, LLC which was developing two innovative therapies for potential use in glaucoma and geographic atrophy. However, during July 2026, Bausch + Lomb announced that the Phase 2 study regarding the glaucoma neuroprotective candidate did not meet its primary endpoint, and as such will no longer advance this program, and will now focus on developing an innovative therapy for potential use in geographic atrophy.
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
Salix - We believe in our GI product portfolio and we have implemented initiatives, including increasing our marketing investment in Xifaxan®, to further capitalize on the value of the infrastructure we have built around these products to extend our market share. We have invested in Xifaxan® direct-to-consumer advertising and new sales force capabilities. We also continue to invest in the development of Larsucosterol, a novel therapeutic molecule that has demonstrated promising results in Phase 2 trials for the treatment of AH and has been granted Breakthrough Therapy designation by the FDA. In addition, we have invested in developing our investigational oral drug Amiselimod (S1P modulator) for the treatment of moderate to severe ulcerative colitis. This program remains under evaluation.
International - Our product portfolio in Canada includes our CABTREO® Topical Gel, a triple-combination topical treatment for acne. Our current focus in Canada is on expanding towards general practitioners (“GPs”) and strengthening awareness and education for both GPs and patients. In EMEA and Latin America, our portfolio remains primarily focused on branded generic products.
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
Additionally, on February 20, 2026 the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). In response to the U.S. Supreme Court’s decision, new Executive Orders were announced aimed at restructuring U.S. tariff policy and exploring alternative statutory authorities under which to impose or maintain tariffs. On March 4, 2026, the U.S. Court of International Trade (“CIT”) ordered the U.S. Customs and Border Protection (“CBP”) to liquidate (meaning calculate and finalize) and, where applicable, reliquidate, or correct, certain import entries without regard to duties imposed under the IEEPA. The CIT order provides relief for entries affected by IEEPA tariffs. On April 20, 2026, the CBP opened the Consolidated Administration and Processing of Entries (“CAPE”) portal to facilitate the submission and processing of IEEPA duty refund claims. We are evaluating the impact of these developments on our business, financial condition, cash flows and results of operations, however, as of the date of this filing, amounts related to tariff recoveries have not been material.
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
Our revenues attributable to Russia, Ukraine and Belarus for each of the six months ended June 30, 2026 and 2025 were approximately 2% of our total revenues. In addition, we do not have any research or manufacturing facilities in Russia, Ukraine or Belarus. While we have been monitoring this conflict and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on our business.
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
In January 2025, the CMS selected Xifaxan® for participation in the Medicare Drug Price Negotiation Program established under the IRA. Other products in our portfolio may be selected for negotiation in future years. Following the completion of negotiations, CMS publicly announced the finalized maximum fair price for Xifaxan® on November 25, 2025. The negotiated price will become effective on January 1, 2027 and is expected to reduce revenue, operating results and cash flows associated with Xifaxan®. Since generic versions of Xifaxan® are currently expected to enter the market in 2028, the Company believes the impact of the negotiated price will be most significant during 2027.
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
2026 through 2030 LOE Branded Products - Based on current patent expiration dates, settlement agreements and/or competitive information, we have identified branded products that we believe could begin facing potential LOE and/or generic competition in the U.S. during the years 2026 through 2030. These products and year of expected LOE include, but are not limited to, Aplenzin® (2026), Bryhali® (2026), Relistor® Subcutaneous (2028), Xifaxan® (2028) and Duobrii® (2030) in the U.S. and Jublia® (2028) in Canada. These dates may change based on, among other things, challenges to our patents, settlement of existing or future patent litigation and at-risk generic launches. We believe the entry into the market of generic competition generally would have an adverse impact on the volume and/or pricing of the affected products, however we are unable to predict the magnitude or timing of this impact.
In addition, for a number of our products (including Xifaxan® 550 mg, Cabtreo® and Relistor® Oral tablets in the U.S.), we have commenced (or anticipate commencing) and have (or may have) ongoing infringement proceedings against potential generic competitors in the U.S. If we are not successful in these proceedings, we may face increased generic competition for these products.
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
In June 2026, following a routine FDA inspection of our B+L Tampa, Florida facility, as part of its findings, the FDA issued an Official Action Indicated (“OAI”) of B+L’s Tampa, Florida facility. B+L has submitted to the FDA a response to the initial inspection and a subsequent response to the OAI, in connection with which B+L has fully completed all comprehensive corrective and preventive actions raised, and has requested both a meeting with the FDA and a re-inspection of the facility. B+L is awaiting a response from the FDA on B+L’s submission and the scheduling of the re-inspection of the facility.
As of June 30, 2026, our remaining global operations and facilities have the relevant operational good manufacturing practices certificates and all Company products and our operating sites are in compliance in all material respects with all relevant notified bodies and global health authorities, subject to ordinary course inspections, observations and remediations. See Item 1A “Risk Factors – Manufacturing and Supply Risks” of our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on certain risks relating to manufacturing activities.

FINANCIAL PERFORMANCE HIGHLIGHTS
The following table provides selected unaudited financial information for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share data)	2026	2025	Change	2026	2025	Change
Revenues	$2,852	$2,530	$322	$5,376	$4,789	$587
Operating income (loss)	$740	$444	$296	$(210)	$720	$(930)
Income (loss) before income taxes	$348	$140	$208	$(1,006)	$93	$(1,099)
Net income (loss) attributable to Bausch Health Companies Inc.	$258	$148	$110	$(1,165)	$90	$(1,255)
Earnings (loss) per share attributable to Bausch Health Companies Inc.
Basic	$0.69	$0.40	$0.29	$(3.12)	$0.24	$(3.36)
Diluted	$0.68	$0.40	$0.28	$(3.12)	$0.24	$(3.36)
Financial Performance
Summary of the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Revenues for the three months ended June 30, 2026 and 2025 were $2,852 million and $2,530 million, respectively, an increase of $322 million, or 13%. The increase is primarily attributable to growth in our Salix, Bausch + Lomb, Solta Medical and International segments driven by: (i) improved net realized pricing, (ii) incremental sales attributable to acquisitions and (iii) the favorable impact of foreign currencies, partially offset by: (i) lower volumes and (ii) the impact of divestitures and discontinuations. These changes in net realized pricing and volumes were partially the result of our decision to exit certain channels, as discussed below.
Operating income for the three months ended June 30, 2026 and 2025 was $740 million and $444 million, respectively, and included non-cash charges for Depreciation and amortization of intangible assets of $281 million and $307 million and Share-based compensation of $54 million and $46 million, respectively. The increase in our operating results of $296 million reflects, among other factors:
•an increase in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $316 million, primarily due to the increase in revenues as previously discussed;
•an increase in selling, general and administrative (“SG&A”) expenses of $13 million, primarily attributable to higher compensation costs and selling expenses, partially offset by lower general and administrative expenses;
•an increase in Other expense (income), net of $44 million, primarily attributable to higher: (i) acquisition-related contingent consideration, (ii) asset impairments and (iii) acquired in-process research and development (“IPR&D”) costs, partially offset by lower provisions for certain legal matters.
Income before income taxes for the three months ended June 30, 2026 and 2025 was $348 million and $140 million, respectively, a favorable change of $208 million. The change is primarily attributable to the increase in our operating results of $296 million, as previously discussed, and a decrease in Interest expenses of $69 million.
Net income attributable to Bausch Health for the three months ended June 30, 2026 and 2025 was $258 million and $148 million, respectively, a favorable change of $110 million, which is primarily attributable to a favorable change in Income before income taxes of $208 million, as previously discussed, offset by an unfavorable change in Provision for income taxes of $76 million.
Summary of the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Revenues for the six months ended June 30, 2026 and 2025 were $5,376 million and $4,789 million, respectively, an increase of $587 million, or 12%. The increase is attributable to growth in our Salix, Bausch + Lomb, Solta Medical and International segments driven by: (i) improved net realized pricing, (ii) the favorable impact of foreign currencies and (iii) incremental sales attributable to acquisitions, partially offset by: (i) lower volumes and (ii) the impact of divestitures and discontinuations. These changes in net realized pricing and volumes were partially the result of our decision to exit certain channels, as discussed below.

Operating loss for the six months ended June 30, 2026 was $210 million as compared to Operating income of $720 million for the six months ended June 30, 2025, and included non-cash charges for Depreciation and amortization of intangible assets of $576 million and $612 million, Goodwill impairments of $1,426 million and $0 and Share-based compensation of $106 million and $89 million, respectively. The decrease in our operating results of $930 million reflects, among other factors:
•an increase in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $551 million, primarily due to the increase in revenues as previously discussed;
•an increase in R&D expenses of $34 million, primarily attributable to an increase in spend on certain projects in the Bausch + Lomb and Solta Medical segments;
•an increase in goodwill impairments of $1,426 million related to our Salix reporting unit; and
•an increase in Other expense (income), net of $61 million, primarily attributable to higher acquisition-related contingent consideration.
Loss before income taxes for the six months ended June 30, 2026 was $1,006 million as compared to Income before income taxes of $93 million for the six months ended June 30, 2025, a decrease in our results of $1,099 million. The change is primarily attributable to: (i) a decrease in our operating results of $930 million, as previously discussed, and (ii) a decrease in Gain on extinguishment of debt of $179 million.
Net loss attributable to Bausch Health for the six months ended June 30, 2026 was $1,165 million as compared to Net income attributable to Bausch Health of $90 million for the six months ended June 30, 2025, a decrease of $1,255 million, primarily due to a decrease in our results of $1,099 million, as previously discussed, and an unfavorable change in Provision for income taxes of $114 million.
RESULTS OF OPERATIONS
Our unaudited operating results for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Revenues
Product sales	$2,825	$2,504	$321	$5,325	$4,731	$594
Other revenues	27	26	1	51	58	(7)
	2,852	2,530	322	5,376	4,789	587
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	753	748	5	1,474	1,431	43
Cost of other revenues	19	16	3	36	34	2
Selling, general and administrative	907	894	13	1,768	1,761	7
Research and development	173	159	14	336	302	34
Amortization of intangible assets	225	256	(31)	466	512	(46)
Goodwill impairments	—	—	—	1,426	—	1,426
Restructuring, integration and separation costs	9	31	(22)	22	32	(10)
Other expense (income), net	26	(18)	44	58	(3)	61
	2,112	2,086	26	5,586	4,069	1,517
Operating income (loss)	740	444	296	(210)	720	(930)
Interest income	11	13	(2)	21	24	(3)
Interest expense	(396)	(465)	69	(798)	(795)	(3)
Gain (loss) on extinguishment of debt	—	178	(178)	(1)	178	(179)
Foreign exchange and other	(7)	(30)	23	(18)	(34)	16
Income (loss) before income taxes	348	140	208	(1,006)	93	(1,099)
Provision for income taxes	(88)	(12)	(76)	(165)	(51)	(114)
Net income (loss)	260	128	132	(1,171)	42	(1,213)
Net (income) loss attributable to noncontrolling interest	(2)	20	(22)	6	48	(42)
Net income (loss) attributable to Bausch Health Companies Inc.	$258	$148	$110	$(1,165)	$90	$(1,255)

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
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
For 2026, revenues were impacted by our decision to exit certain channels within the Salix and Diversified segments during the second half of 2025. Historically, sales through these channels were subject to high rebates and chargebacks. While this strategic decision resulted in lower volumes within the exited channels, it contributed to an improvement in net realized pricing. At the same time, we have continued to see volume growth in other channels, which has helped to offset the reduction in sales from the exited channels.
Our revenues were $2,852 million and $2,530 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $322 million, or 13%. The increase was primarily due to: (i) an increase in net realized pricing of $326 million, (ii) incremental sales attributable to acquisitions of $35 million and (iii) the favorable impact of foreign currencies of $25 million, partially offset by: (i) a decrease in volumes of $57 million and (ii) the impact of divestitures and discontinuations of $7 million. These changes in net realized pricing and volumes were partially the result of our decision to exit certain channels, as discussed above.
The changes in our segment revenues and segment profits for the three months ended June 30, 2026 are discussed in further detail below under “ — Reportable Segment Revenues and Profits.”
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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,
	2026		2025
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$4,370	100.0%	$4,344	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	179	4.1%	185	4.3%
Returns	40	0.9%	39	0.9%
Rebates	927	21.3%	1,080	24.8%
Chargebacks	343	7.8%	455	10.5%
Distribution fees	56	1.3%	81	1.9%
Total provisions	1,545	35.4%	1,840	42.4%
Net product sales	2,825	64.6%	2,504	57.6%
Other revenues	27		26
Revenues	$2,852		$2,530
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 35.4% and 42.4% for the three months ended June 30, 2026 and 2025, respectively, a decrease of 7.0 percentage points and includes:
•rebates as a percentage of gross product sales which were lower primarily due to lower rebates for lower gross product sales for certain branded products such as Xifaxan®, Relistor®, Apriso®, Jublia® and Wellbutrin® and Bausch + Lomb’s XIIDRA®;
•chargebacks as a percentage of gross product sales which were lower primarily due to lower chargebacks for Xifaxan® and Wellbutrin® and lower gross product sales of certain generic products such as Elidel® AG.
Expenses
Cost of Goods Sold (excluding amortization and impairments of intangible assets)
Cost of goods sold primarily includes: manufacturing and packaging; the cost of products we purchase from third parties; royalty payments we make to third parties; depreciation of manufacturing facilities and equipment; and lower of cost or net realizable value adjustments to inventories. Cost of goods sold typically varies between periods as a result of product mix, volume, royalties, changes in foreign currency and inflation. Cost of goods sold excludes the amortization and impairments of intangible assets.
Cost of goods sold was $753 million and $748 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $5 million. The increase was primarily driven by: (i) favorable change in product mix and (ii) higher manufacturing variances, partially offset by: (i) decrease in volumes and (ii) the impact in 2025 of the amortization of inventory step-up related to Bausch + Lomb’s acquisition of XIIDRA®.
Cost of goods sold as a percentage of product sales revenue was 26.7% and 29.9% for the three months ended June 30, 2026 and 2025, respectively. The favorable change was primarily driven by: (i) increase in net realizable pricing, (ii) favorable change in product mix and (iii) the favorable impact of foreign currencies to revenues. Cost of goods sold as a percentage of Product sales during the three months ended June 30, 2025, was unfavorably impacted by the amortization of inventory step-up related to Bausch + Lomb’s acquisition of XIIDRA®.
Selling, General and Administrative Expenses
SG&A expenses primarily include: employee compensation associated with sales and marketing, finance, legal, information technology, human resources and other administrative functions; certain outside legal fees and consultancy costs; product promotion expenses; overhead and occupancy costs; depreciation of corporate facilities and equipment; and other general and administrative costs. The Company has incurred and may incur, incremental costs with respect to the B+L Separation. These separation-related costs may include, but are not limited to rebranding costs and costs associated with facility relocation and/or modification.
SG&A expenses were $907 million and $894 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $13 million, or 1%. The increase was primarily attributable to higher compensation costs and selling expenses, partially offset by lower general and administrative expenses.

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
R&D expenses were $173 million and $159 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $14 million, or 9%. The increase is primarily attributable to an increase in spend on certain projects in the Bausch + Lomb and Solta Medical segments, partially offset by lower spend in our Salix segment.
R&D expenses as a percentage of Product sales were approximately 6% for each of the three months ended June 30, 2026 and 2025.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 1 to 20 years. Management continually assesses the useful lives related to the Company’s long-lived assets to reflect the most current assumptions.
Amortization of intangible assets was $225 million and $256 million for the three months ended June 30, 2026 and 2025, respectively, a decrease of $31 million, or 12%, primarily attributable to fully amortized intangible assets no longer being amortized in 2026.
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
Restructuring, integration and separation costs were $9 million and $31 million for the three months ended June 30, 2026 and 2025, respectively, a decrease of $22 million. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
See Note 5, “RESTRUCTURING, INTEGRATION AND SEPARATION COSTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding these actions.
Other Expense (Income), Net
Other expense (income), net for the three months ended June 30, 2026 and 2025 consists of the following:

	Three Months Ended June 30,
(in millions)	2026	2025
Asset impairments	$9	$—
Acquisition-related contingent consideration	6	(29)
Litigation and other matters, net of insurance recoveries and restitutions	6	8
Acquired IPR&D costs	5	1
Acquisition-related transaction costs	—	2
	$26	$(18)
Asset impairments are related to a change in the future forecasted revenue of a certain product.

Acquisition-related contingent consideration reflects adjustments for changes in estimates in the timing and amounts of expected future royalty and milestone payments and accretion for the time value of money.
Acquired IPR&D costs are primarily related to certain acquisitions by Bausch + Lomb.
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
Interest expense was $396 million and $465 million and included non-cash amortization and write-offs of debt premiums, discounts and deferred issuance costs of $21 million and $41 million, for the three months ended June 30, 2026 and 2025, respectively. Interest expense for the three months ended June 30, 2026 decreased $69 million, or 15%, as compared to the three months ended June 30, 2025. The decrease is primarily attributable to: (i) the write-off of financing costs associated with the April 2025 Refinancing Transactions and the B+L June 2025 Credit Facility Amendment and (ii) lower interest rates on Bausch + Lomb’s January 2031 Refinancing Term Facility as compared to term facilities outstanding during 2025, partially offset by higher effective interest rates on the debt as refinanced in 2025.
The weighted average stated rate of interest as of June 30, 2026 and 2025 was 8.46% and 8.63%, respectively. Due to the accounting treatment for the 2022 Secured Notes (as defined in Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements), interest expense in the Company’s financial statements will not be representative of the weighted average stated rate of interest.
Gain on Extinguishment of Debt
Gain on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. The gain on extinguishment of debt was $178 million for the three months ended June 30, 2025. In connection with the April 2025 Refinancing Transactions, the Company recognized a net gain on extinguishment of debt of $191 million, during the three months ended June 30, 2025. In connection with the B+L June 2025 Refinancing Activity, the Company recognized a net loss on extinguishment of debt of $13 million, during the three months ended June 30, 2025.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements and the section titled “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt” for further details.
Foreign Exchange and Other
Foreign exchange and other was a loss of $7 million and $30 million for the three months ended June 30, 2026 and 2025, respectively, a favorable change of $23 million. This change was primarily driven by: (i) transaction gains and losses on intercompany balances and third-party liabilities and (ii) gains and losses from foreign currency exchange contracts.
Income Taxes
Provision for income taxes was $88 million and $12 million for the three months ended June 30, 2026 and 2025, respectively, an unfavorable change of $76 million.
Our effective income tax rate for the three months ended June 30, 2026 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowances on entities for which no tax benefit of losses is expected and (ii) tax provision generated from our annualized mix of earnings by jurisdiction.
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
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, Goodwill impairments, Restructuring, integration and separation costs and Other expense (income), net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. See Note 18, “SEGMENT INFORMATION” to our unaudited interim Condensed Consolidated Financial Statements for a reconciliation of segment profit to Income (loss) before income taxes.
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the period-over-period changes in segment revenues for the three months ended June 30, 2026 and 2025. The following table also presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
	2026		2025		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Salix	$758	26%	$627	25%	$131	21%
International	305	11%	278	11%	27	10%
Solta Medical	176	6%	128	5%	48	38%
Diversified	219	8%	219	9%	—	—%
Bausch + Lomb	1,394	49%	1,278	50%	116	9%
Total revenues	$2,852	100%	$2,530	100%	$322	13%

Segment Profits / Segment Profit Margins
Salix	$605	80%	$455	73%	$150	33%
International	90	30%	78	28%	12	15%
Solta Medical	91	52%	54	42%	37	69%
Diversified	142	65%	139	63%	3	2%
Bausch + Lomb	335	24%	248	19%	87	35%
Total segment profits	$1,263	44%	$974	38%	$289	30%
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
The following table presents a reconciliation of GAAP revenues to organic revenues (non-GAAP) and the period-over-period changes in organic revenue (non-GAAP) for the three months ended June 30, 2026 and 2025 by segment.

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Acquisitions	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)								Amount	Pct.
Salix	$758	$—	$—	$758	$627	$(1)	$626	$132	21%
International	305	(12)	—	293	278	—	278	15	5%
Solta Medical	176	(1)	(32)	143	128	—	128	15	12%
Diversified	219	—	—	219	219	(1)	218	1	—%
Bausch + Lomb	1,394	(12)	(3)	1,379	1,278	(5)	1,273	106	8%
Total	$2,852	$(25)	$(35)	$2,792	$2,530	$(7)	$2,523	$269	11%
Salix Segment:
Salix Segment Revenue
The Salix segment includes our Xifaxan® product line which currently accounts for approximately 85% of the Salix segment revenues. Salix segment revenue for the three months ended June 30, 2026 and 2025 was $758 million and $627 million, respectively, an increase of $131 million, or 21%, primarily attributable to an increase in net realized pricing of $205 million, partially offset by: (i) a decrease in volumes of $73 million and (ii) the impact of divestitures and discontinuations of $1 million. These changes in net realized pricing and volumes were partially the result of our decision to exit certain channels, as previously discussed.
Salix Segment Profit
The Salix segment profit for the three months ended June 30, 2026 and 2025 was $605 million and $455 million, respectively, an increase of $150 million, or 33%. The increase was primarily driven by: (i) higher contribution attributable to the increase in revenues, as previously discussed, and (ii) lower SG&A and R&D expenses.
International Segment:
International Segment Revenue
The International segment has a diversified product line with no single product group representing 10% or more of its product sales. The International segment revenue was $305 million and $278 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $27 million, or 10%. The increase was primarily attributable to: (i) the favorable impact of foreign currencies of $12 million, (ii) an increase in volumes of $8 million, primarily attributable to Latin America and EMEA and (iii) an increase in net realized pricing of $7 million.
International Segment Profit
The International segment profit for the three months ended June 30, 2026 and 2025 was $90 million and $78 million, respectively, an increase of $12 million, or 15% and was primarily driven by higher contribution primarily attributable to the increase in revenues, as previously discussed.
Solta Medical Segment:
Solta Medical Segment Revenue
The Solta Medical segment includes the Thermage® product line, which accounted for over 85% of the Solta Medical segment revenues. The Solta Medical segment revenue for the three months ended June 30, 2026 and 2025 was $176 million and $128 million, respectively, an increase of $48 million, or 38%. The increase was primarily attributable to: (i) incremental sales attributable to the acquisition of Shibo Zhenmei of $32 million, (ii) an increase in volumes of $18 million and (iii) the favorable impact of foreign currencies of $1 million, partially offset by a decrease in net realized pricing of $3 million.
Solta Medical Segment Profit
The Solta Medical segment profit for the three months ended June 30, 2026 and 2025 was $91 million and $54 million, respectively, an increase of $37 million, or 69%. The increase was primarily driven by higher contribution attributable to the increase in revenues as previously discussed, partially offset by higher: (i) selling, advertising and promotion expenses, partially attributable to the acquisition of Shibo Zhenmei and (ii) R&D expenses.
Diversified Segment:
Diversified Segment Revenue
The Diversified segment revenue for each of the three months ended June 30, 2026 and 2025 was $219 million, driven by increases in net realized pricing of $58 million, primarily in our Neuroscience business, which were offset by: (i) a decrease in volumes of $57 million, primarily in our Neuroscience business and (ii) the impact of divestitures and discontinuations of $1 million. These changes in volumes and net realized pricing were partially the result of our decision to exit certain channels, as previously discussed.
Diversified Segment Profit
The Diversified segment profit for the three months ended June 30, 2026 and 2025 was $142 million and $139 million, respectively, an increase of $3 million, or 2%. The increase was primarily driven by lower advertising and promotion expenses.
Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment revenue was $1,394 million and $1,278 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $116 million, or 9%. The increase was primarily driven by: (i) an increase in net realized pricing of $59 million, primarily driven by the Vision Care and Pharmaceuticals businesses, (ii) an increase in volumes of $47 million primarily within the Surgical business, (iii) the favorable impact of foreign currencies of $12 million and (iv) incremental sales attributable to acquisitions of $3 million, partially offset by the impact of divestitures and discontinuations of $5 million.
Bausch + Lomb Segment Profit
The Bausch + Lomb segment profit for the three months ended June 30, 2026 and 2025 was $335 million and $248 million, respectively, an increase of $87 million, or 35%. The increase was primarily attributable to the increase in revenues as previously discussed, partially offset by higher selling and R&D expenses.
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Revenues
Our revenue was $5,376 million and $4,789 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $587 million, or 12%. The increase was primarily due to: (i) an increase in net realized pricing of $554 million attributable to our Salix, Bausch + Lomb, Diversified and International segments, (ii) the favorable impact of foreign currencies of $96 million and (iii) incremental sales attributable to acquisitions of $68 million. The increase was partially offset by: (i) a decrease in volumes of $120 million attributable to our Salix and Diversified segments, partially offset by increase in volumes in our Bausch + Lomb and Solta Medical segments and (ii) the impact of divestitures and discontinuations of $11 million. These changes in net realized pricing and volumes were partially the result of our decision to exit certain channels, as previously discussed.
The changes in our segment revenues and segment profits for the six months ended June 30, 2026, are discussed in further detail in the respective subsequent section titled “ — Reportable Segment Revenues and Profits”.

Cash Discounts and Allowances, Chargebacks and Distribution Fees
Provisions recorded to reduce gross product sales to net product sales and revenues for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
	2026		2025
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$8,339	100.0%	$8,266	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	343	4.1%	348	4.2%
Returns	82	1.0%	68	0.8%
Rebates	1,792	21.5%	2,072	25.2%
Chargebacks	671	8.0%	887	10.7%
Distribution fees	126	1.5%	160	1.9%
Total provisions	3,014	36.1%	3,535	42.8%
Net product sales	5,325	63.9%	4,731	57.2%
Other revenues	51		58
Revenues	$5,376		$4,789
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 36.1% and 42.8% for the six months ended June 30, 2026 and 2025, respectively, a decrease of 6.7 percentage points. The decrease was primarily due to:
•rebates as a percentage of gross product sales which were lower primarily due to lower rebates for Xifaxan® and Jublia® as well as lower rebates for lower gross product sales of certain branded products such as Relistor®, Apriso®, Onexton® and Wellbutrin® and Bausch + Lomb’s XIIDRA®;
•chargebacks as a percentage of gross product sales which were lower primarily due to lower chargebacks for Xifaxan® and Wellbutrin® and lower gross product sales of certain generic products such as Elidel® AG.
Expenses
Cost of Goods Sold (excluding amortization and impairments of intangible assets)
Cost of goods sold was $1,474 million and $1,431 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $43 million, or 3%. The increase was primarily driven by: (i) the unfavorable impact of foreign currencies and (ii) higher manufacturing variances, partially offset by: (i) decrease in volumes and (ii) the impact in 2025 of the amortization of inventory step-up related to Bausch + Lomb’s acquisition of XIIDRA®.
Cost of goods sold as a percentage of product sales revenue was 27.7% and 30.2% for the six months ended June 30, 2026 and 2025, respectively, a decrease of 2.5 percentage points. The favorable change was primarily driven by: (i) increase in net realizable pricing, (ii) favorable change in product mix and (iii) the favorable impact of foreign currencies to revenues. Cost of goods sold as a percentage of Product sales during the six months ended June 30, 2025, was unfavorably impacted by the amortization of inventory step-up related to Bausch + Lomb’s acquisition of XIIDRA®, as well as the impact of Bausch + Lomb’s voluntary recall of certain enVista® IOL products.
Selling, General and Administrative Expenses
SG&A expenses were $1,768 million and $1,761 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $7 million. The increase is primarily attributable to higher compensation costs and selling expenses, partially offset by lower general and administrative expenses.
Research and Development
R&D expenses were $336 million and $302 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $34 million, or 11%. The increase is primarily attributable to an increase in spend on certain projects in the Bausch + Lomb and Solta Medical segments, partially offset by lower spend in our Salix segment.
R&D expenses as a percentage of Product sales were approximately 6% for each of the six months ended June 30, 2026 and 2025.

Amortization of Intangible Assets
Amortization of intangible assets was $466 million and $512 million for the six months ended June 30, 2026 and 2025, respectively, a decrease of $46 million, or 9%. The decrease was primarily attributable to fully amortized intangible assets no longer being amortized in 2026.
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
Goodwill impairments were $1,426 million for the six months ended June 30, 2026, related to the Salix reporting unit. In January 2026, the Company received the results for the double-blind Phase 3 clinical trials for two global RED-C clinical programs evaluating its rifaximin soluble solid dispersion formulation, designed to prevent overt hepatic encephalopathy and related complications in patients with early-stage liver cirrhosis. While safe and well-tolerated, both clinical trials failed to achieve their primary endpoints. The Company performed a quantitative goodwill analysis for the Salix reporting unit using revised forecasts, an updated discount rate of 9.50%, and a new long-term growth rate that reflect the impact of the Phase 3 clinical trial results and recognized an impairment charge of $1,426 million.
Restructuring, integration and separation costs
Restructuring, integration and separation costs were $22 million and $32 million for the six months ended June 30, 2026 and 2025, respectively, a decrease of $10 million. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
See Note 5, “RESTRUCTURING, INTEGRATION AND SEPARATION COSTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding these actions.
Other Expense (Income), Net
Other expense (income), net for the six months ended June 30, 2026 and 2025 consists of the following:

	Six Months Ended June 30,
(in millions)	2026	2025
Acquisition-related contingent consideration	$18	$(40)
Acquired IPR&D costs	16	29
Litigation and other matters, net of insurance recoveries and restitutions	16	5
Asset impairments	9	—
Acquisition-related transaction costs	1	3
Other, net	(2)	—
	$58	$(3)
Acquisition-related contingent consideration reflects adjustments for changes in estimates in the timing and amounts of expected future royalty and milestone payments and accretion for the time value of money.
Acquired IPR&D costs are primarily related to certain acquisitions by Bausch + Lomb.
Litigation and other matters, net of insurance recoveries and restitutions primarily relates to adjustments to provisions for certain legal matters and for the six months ended June 30, 2025, also includes restitution received in connection with a certain legal matter.

Asset impairments are related to a change in the future forecasted revenue of a certain product.
Non-Operating Income and Expense
Interest Expense
Interest expense was $798 million and $795 million and included non-cash amortization and write-offs of debt premiums, discounts and deferred issuance costs of $35 million and $56 million for the six months ended June 30, 2026 and 2025, respectively. Interest expense increased $3 million. The increase is primarily attributable to higher effective interest rates on the debt as refinanced in 2025, partially offset by: (i) the write-off of financing costs associated with the Company’s April 2025 Refinancing Transactions and the B+L June 2025 Credit Facility Amendment and (ii) lower interest rates on Bausch + Lomb’s January 2031 Refinancing Term Facility as compared to term facilities outstanding during 2025.
The weighted average stated rate of interest as of June 30, 2026 and 2025 was 8.46% and 8.63%, respectively. Due to the accounting treatment for the 2022 Secured Notes, interest expense in the Company’s financial statements will not be representative of the weighted average stated rate of interest.
Gain on Extinguishment of Debt
Gain on extinguishment of debt was $178 million for the six months ended June 30, 2025, as discussed above.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other was a loss of $18 million and $34 million for the six months ended June 30, 2026 and 2025, respectively, a favorable net change of $16 million.
Income Taxes
Provision for income taxes was $165 million and $51 million for the six months ended June 30, 2026 and 2025, respectively, an unfavorable change of $114 million. Our effective income tax rate for the six months ended June 30, 2026 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowances on entities for which no tax benefit of losses is expected and (ii) the tax provision generated from our annualized mix of earnings by jurisdiction.
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
See Note 15, “INCOME TAXES” to our unaudited interim Condensed Consolidated Financial Statements for further details.

Reportable Segment Revenues and Profits
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the year-over-year changes in segment revenues for the six months ended June 30, 2026 and 2025. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year-over-year changes in segment profits for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	2026		2025		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Salix	$1,397	26%	$1,169	24%	$228	20%
International	590	11%	540	11%	50	9%
Solta Medical	347	6%	241	5%	106	44%
Diversified	404	8%	424	9%	(20)	(5)%
Bausch + Lomb	2,638	49%	2,415	51%	223	9%
Total revenues	$5,376	100%	$4,789	100%	$587	12%

Segment Profits / Segment Profit Margins
Salix	$1,073	77%	$826	71%	$247	30%
International	178	30%	163	30%	15	9%
Solta Medical	166	48%	107	44%	59	55%
Diversified	254	63%	266	63%	(12)	(5)%
Bausch + Lomb	612	23%	428	18%	184	43%
Total segment profits	$2,283	42%	$1,790	37%	$493	28%
The following table presents organic revenue (non-GAAP) and the year-over-year changes in organic revenue (non-GAAP) for the six months ended June 30, 2026 and 2025 by segment. Organic revenues (non-GAAP) and organic growth (non-GAAP) rates are defined in the previous section titled “—Reportable Segment Revenues and Profits”.

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Acquisitions	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)								Amount	Pct.
Salix	$1,397	$—	$—	$1,397	$1,169	$(1)	$1,168	$229	20%
International	590	(37)	—	553	540	(1)	539	14	3%
Solta Medical	347	(5)	(64)	278	241	—	241	37	15%
Diversified	404	—	—	404	424	(1)	423	(19)	(4)%
Bausch + Lomb	2,638	(54)	(4)	2,580	2,415	(8)	2,407	173	7%
Total	$5,376	$(96)	$(68)	$5,212	$4,789	$(11)	$4,778	$434	9%
Salix Segment:
Salix Segment Revenue
The Salix segment includes the Xifaxan® product line. Revenues from our Xifaxan® product line accounted for approximately 85% of the Salix segment revenues. The Salix segment revenue for the six months ended June 30, 2026 and 2025 was $1,397 million and $1,169 million, respectively, an increase of $228 million, or 20%. The increase was primarily attributable to an increase in net realized pricing of $353 million, partially offset by: (i) a decrease in volumes of $124 million and (ii) the impact of divestitures and discontinuations of $1 million. These changes in volumes and net realized pricing were partially the result of our decision to exit certain channels, as previously discussed.

Salix Segment Profit
The Salix segment profit for the six months ended June 30, 2026 and 2025 was $1,073 million and $826 million, respectively, an increase of $247 million, or 30%. The increase was primarily driven by: (i) higher contribution attributable to the increase in revenues, as previously discussed and (ii) lower SG&A and R&D expenses.
International Segment:
International Segment Revenue
The International segment has a diversified product line with no single product group representing 10% or more of its product sales. The International segment revenue was $590 million and $540 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $50 million, or 9%. The increase was primarily attributable to: (i) the favorable impact of foreign currencies of $37 million primarily attributable to Latin America and EMEA and (ii) an increase in net realized pricing of $14 million, partially offset by the impact of divestitures and discontinuations of $1 million.
International Segment Profit
The International segment profit for the six months ended June 30, 2026 and 2025 was $178 million and $163 million, respectively, an increase of $15 million, or 9%. This increase was primarily driven by higher contribution primarily attributable to the increase in revenues, as previously discussed, partially offset higher SG&A expenses.
Solta Medical Segment:
Solta Medical Segment Revenue
The Solta Medical segment includes the Thermage® product line, which accounted for over 85% of the Solta Medical segment revenues. The Solta Medical segment revenue for the six months ended June 30, 2026 and 2025 was $347 million and $241 million, respectively, an increase of $106 million, or 44%. The increase was primarily due to: (i) incremental sales attributable to the acquisition of Shibo Zhenmei of $64 million, (ii) an increase in volumes of $41 million and (iii) the favorable impact of foreign currencies of $5 million, partially offset by a decrease in net realized pricing of $4 million.
Solta Medical Segment Profit
The Solta Medical segment profit for the six months ended June 30, 2026 and 2025 was $166 million and $107 million, respectively, an increase of $59 million, or 55%. The increase was primarily driven by higher contribution attributable to the increase in revenues as previously discussed, partially offset by higher: (i) expenses related to the reacquired inventory attributable to the Shibo Zhenmei acquisition, (ii) selling, advertising and promotion expenses and (iii) R&D expenses.
Diversified Segment:
Diversified Segment Revenue
The Diversified segment revenue for the six months ended June 30, 2026 and 2025 was $404 million and $424 million, respectively, a decrease of $20 million, or 5%. The decrease was primarily driven by: (i) a decrease in volumes of $113 million, primarily in our Neuroscience business and (ii) the impact of divestitures and discontinuations of $1 million, partially offset by an increase in net realized pricing of $94 million. These changes in volumes and net realized pricing were partially the result of our decision to exit certain channels, as previously discussed.
Diversified Segment Profit
The Diversified segment profit for the six months ended June 30, 2026 and 2025 was $254 million and $266 million, respectively, a decrease of $12 million, or 5% and was primarily attributable to lower contribution attributable to the decrease in revenues, as previously discussed.
Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment revenue was $2,638 million and $2,415 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $223 million, or 9%. The increase was primarily due to: (i) an increase in net realized pricing of $97 million driven by the Pharmaceuticals and Vision Care businesses, (ii) an increase in volumes of $76 million across all the Bausch + Lomb businesses, (iii) the favorable impact of foreign currencies of $54 million and (iv) incremental sales attributable to acquisitions of $4 million, partially offset by the impact of divestitures and discontinuations of $8 million.

Bausch + Lomb Segment Profit
The Bausch + Lomb segment profit for the six months ended June 30, 2026 and 2025 was $612 million and $428 million, respectively, an increase of $184 million, or 43%. The increase was primarily driven by the increase in revenues as previously discussed, partially offset by higher selling and R&D expenses.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Six Months Ended June 30,
(in millions)	2026	2025	Change
Net (loss) income	$(1,171)	$42	$(1,213)
Adjustments to reconcile net (loss) income to net cash provided by operating activities	2,097	432	1,665
Cash provided by operating activities before changes in operating assets and liabilities	926	474	452
Changes in operating assets and liabilities	(26)	26	(52)
Net cash provided by operating activities	900	500	400
Net cash used in investing activities	(232)	(230)	(2)
Net cash (used in) provided by financing activities	(149)	212	(361)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	60	(66)
Net increase in cash, cash equivalents and restricted cash	513	542	(29)
Cash, cash equivalents and restricted cash, beginning of period	1,325	1,201	124
Cash, cash equivalents and restricted cash, end of period	$1,838	$1,743	$95
Operating Activities
Net cash provided by operating activities was $900 million and $500 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $400 million.
Cash provided by operating activities before changes in operating assets and liabilities was $926 million and $474 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $452 million and is primarily attributable to our improved operating performance as previously discussed, partially offset by higher payments of accrued legal settlements of $71 million during 2026 as compared to 2025.
Changes in operating assets and liabilities resulted in a net decrease in cash of $26 million and a net increase in cash of $26 million for the six months ended June 30, 2026 and 2025, respectively, a decrease of $52 million. During the six months ended June 30, 2026, Changes in operating assets and liabilities were unfavorably impacted by: (i) timing of certain payments in the ordinary course of business of $68 million and (ii) an increase in inventories of $36 million, partially offset by the timing in the collection of trade receivables of $78 million. During the six months ended June 30, 2025, Changes in operating assets and liabilities were favorably impacted by: (i) the timing of certain payments in the ordinary course of business of $30 million and (ii) an increase in inventories of $23 million, partially offset by the favorable timing in the collection of trade receivables of $19 million.
Investing Activities
Net cash used in investing activities was $232 million for the six months ended June 30, 2026 and was primarily driven by Purchases of property, plant and equipment and B+L acquisitions and other investments.
Net cash used in investing activities was $230 million for the six months ended June 30, 2025 and was primarily driven by Purchases of property, plant and equipment and B+L acquisitions and other investments.
Financing Activities
Net cash used in financing activities was $149 million for the six months ended June 30, 2026 and was primarily driven by the repayment of long-term debt of $2,969 million which included: (i) $2,802 million of repayments of debt with the proceeds related to the Bausch + Lomb January 2026 Credit Facility Amendment, (ii) $113 million of contractual interest payments on the Remaining Secured Notes (as defined below) allocated to the reduction of the recorded premiums, (iii) repayments of $25 million related to the B+L 2030 Revolving Credit Facility and (iv) $22 million of amortization payments related to our term loan facilities, partially offset by the Issuance of long-term debt of $2,886 million representing $2,802 million of net proceeds from the Bausch + Lomb January 2026 Credit Facility Amendment and borrowings of $75 million under the B+L 2030 Revolving Credit Facility.

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
Cash, cash equivalents and restricted cash as presented in the Condensed Consolidated Balance Sheet includes cash, cash equivalents and restricted cash held by legal entities of Bausch + Lomb. Cash held by Bausch + Lomb legal entities and any future cash from the operating, investing and financing activities of Bausch + Lomb is expected to be retained by Bausch + Lomb entities and is generally not available to support the operations, investing and financing activities of other legal entities, including Bausch Health unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders. As of June 30, 2026 and 2025, cash, cash equivalents and restricted cash was as follows:

(in millions)	2026	2025
Bausch Health	$1,460	$1,471
Bausch + Lomb	378	272
Total Cash, cash equivalents and restricted cash	$1,838	$1,743
As of June 30, 2026, we had aggregate maturities and mandatory payments of our principal balances of debt obligations as follows:

(in millions)	Remainder of 2026	2027	2028	2029	2030	2031	Thereafter	Total
Bausch Health debt obligations	$15	$673	$2,326	$1,639	$3,995	$463	$6,000	$15,111
Bausch + Lomb debt obligations	14	28	1,440	28	178	3,440	—	5,128
Total debt obligations	$29	$701	$3,766	$1,667	$4,173	$3,903	$6,000	$20,239
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
Long-term Debt
Long-term debt, net of unamortized premiums, discounts and issuance costs was $20,741 million and $20,817 million as of June 30, 2026 and December 31, 2025, respectively. Aggregate contractual principal amounts due under our debt obligations were $20,239 million and $20,232 million as of June 30, 2026 and December 31, 2025, respectively, an increase of $7 million.

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
The original premium recorded on the 2022 Secured Notes was $1,835 million, which has been reduced as contractual interest payments are made on the 2022 Secured Notes. The portion of each contractual interest payment allocated to reduce the recorded premium is determined as the difference between the payment due and the calculated interest at the effective interest rate of the underlying carry amount of the associated note. During the six months ended June 30, 2026 and 2025, the Company made contractual interest payments of $73 million and $184 million, respectively, related to the 2022 Secured Notes, of which $66 million and $164 million, respectively, was recorded as a reduction of the premium.
In connection with the April 2025 Refinancing Transactions, we redeemed all of the 9.00% Intermediate Holdco Secured Notes issued in connection with the 2022 Exchange. The April 2025 Refinancing Transactions was accounted for as an extinguishment of debt and the unamortized premium associated with the 9.00% Intermediate Holdco Secured Notes was included in the gain on extinguishment of debt. In connection with the December 2025 Exchange, we exchanged $886 million in aggregate principal amount of 11.00% First Lien Secured Notes with unamortized premiums of $263 million for $903 million of aggregate principal amount of 2032 Senior Secured Notes. This exchange was accounted for as a modification of debt, and accordingly the unamortized premium associated with the exchanged 11.00% First Lien Secured Notes will now be amortized over the remaining term of the newly issued 2032 Senior Secured Notes. During the six months ended June 30, 2026, the Company made contractual interest payments of $300 million related to the 2023 Secured Notes, of which $47 million was recorded as a reduction of the premium.
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

(in millions)	Remainder of 2026	2027	2028	2029	2030	2031 to 2032	Total
Interest payments:
11.00% First Lien Secured Notes due 2028	$49	$98	$97	$—	$—	$—	$244
14.00% Second Lien Secured Notes due 2030	25	49	49	49	50	—	222
10.00% Senior Secured Notes due 2032	300	600	600	600	600	900	3,600
	$374	$747	$746	$649	$650	$900	$4,066
Interest payments recorded as:
Interest expense	$288	$572	$566	$554	$550	$809	$3,339
Reduction of recorded premium	86	175	180	95	100	91	727
	$374	$747	$746	$649	$650	$900	$4,066
Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the 2025 Credit Agreement, other than 126NumberCo and 1530065 B.C. Ltd. (“153NumberCo”). The Senior Unsecured Notes issued by Bausch Health Americas, Inc. (“BHA”) are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the 2025 Credit Agreement, other than 126NumberCo and 153NumberCo. Future subsidiaries of the Company and BHA, if any, may be required to guarantee the Senior Unsecured Notes. The Senior Unsecured Notes and Senior Secured Notes are guaranteed by a portion of the Company’s subsidiaries. On a non-consolidated basis, the non-guarantor subsidiaries with respect to the Senior Unsecured Notes and Senior Secured Notes (other than the 2032 Senior Secured Notes) had total assets of $25,957 million and total liabilities of $17,443 million as of June 30, 2026, and revenues of $3,147 million and operating income of $124 million for the six months ended June 30, 2026. On a non-consolidated basis, the non-guarantor subsidiaries with respect to the 2032 Senior Secured Notes had total assets of $16,507 million and total liabilities of $8,191 million as of June 30, 2026, and revenues of $3,147 million and operating income of $124 million for the six months ended June 30, 2026.

See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for additional information regarding the financing activities described above, including the definitions of certain defined terms used above.
Availability Under Revolving Credit Facilities
As of July 29, 2026, there were no outstanding borrowings, $31 million of issued and outstanding letters of credit and approximately $469 million of remaining availability under the 2030 Revolving Credit Facility.
As of July 29, 2026, there were $150 million of outstanding borrowings, $32 million of issued and outstanding letters of credit and $618 million of remaining availability under the B+L 2030 Revolving Credit Facility. Absent the payment of a dividend, which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders, proceeds from the B+L 2030 Revolving Credit Facility are not available to fund the operations, investing and financing activities of any other subsidiaries of Bausch Health.
Weighted Average Interest Rate
The accounting for the 2022 Exchange results in the Remaining Secured Notes being carried at a premium relative to their principal amount and will result in reduced interest expense to be recorded in our financial statements for a significant portion of the Remaining Secured Notes as depicted in the table above. Therefore, interest expense recorded in our consolidated financial statements will differ significantly from the contractual interest rates of our debt. As of June 30, 2026, the weighted average interest rate of our debt as reported in our financial statements was 7.52% and the weighted average stated rate of interest was 8.46%.
Focus on Capitalization of the Post-separation Entities
In connection with a potential B+L Separation, we have emphasized that it is important that the post-separation entities be appropriately capitalized, with appropriate leverage and with access to additional capital, if and when needed, to provide each entity with the ability to independently allocate capital to areas that will strengthen their own competitive positions in their respective lines of business and position each entity for sustainable growth.
Credit Rating
As of July 29, 2026, the credit ratings and outlook from Moody’s, Standard & Poor’s and Fitch for certain outstanding obligations of the Company were as follows:

	Bausch Health Companies Inc.				Bausch + Lomb Corporation
Rating Agency	Corporate Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook	Corporate Rating	Senior Secured Rating	Outlook
Moody’s	Caa2	Caa1	Ca	Stable		B1	Stable
Standard & Poor’s	B-	B-	CCC+	Negative	B	B	Developing
Fitch					B	BB	Rating Watch Evolving
Bausch Health Companies Inc. - There was no change to the corporate credit rating or other credit ratings of Bausch Health Companies Inc. during the second quarter of 2026.
Bausch + Lomb Corporation - There was no change to the corporate credit rating or other credit ratings of Bausch + Lomb during the second quarter of 2026.
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

In addition to our working capital requirements, as of June 30, 2026, we expect our primary cash requirements during the remainder of 2026 to include:
•Debt repayments and interest payments—We anticipate making mandatory maturities and amortization payments of approximately $29 million and interest payments of approximately of $870 million during the period July 1, 2026 through December 31, 2026. We have, and in the future may also elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay additional amounts under our credit facilities using cash on hand, cash from operations and cash provided from other financing or refinancing actions, including the sale of equity or equity-linked securities, additional debt financings, and the monetization of a portion of our holdings of Bausch + Lomb;
•Capital expenditures—We expect to make payments of approximately $160 million for property, plant and equipment during the period July 1, 2026 through December 31, 2026; and
•Contingent consideration and milestone payments—We expect to make contingent consideration and milestone payments of approximately $56 million during the period July 1, 2026 through December 31, 2026.
Future Costs of Potential B+L Separation
The Company has incurred costs associated with activities to complete the B+L Separation and may continue to incur costs associated with the B+L Separation. These activities include the costs of separating the Bausch + Lomb business from the remainder of the Company. Separation costs are incremental costs directly related to the B+L Separation and may include, but are not limited to, legal, audit and advisory fees. The Company has also incurred, and may incur, separation-related costs which are incremental costs indirectly related to the B+L Separation. These costs may include, but are not limited to: (i) rebranding costs and (ii) costs associated with facility relocation and/or modification. The extent and timing of future charges for these costs cannot be reasonably estimated at this time and could be material.
Litigation Payments
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. As of June 30, 2026, the Company’s Condensed Consolidated Balance Sheet includes accrued loss contingencies of $18 million related to matters which are both probable and reasonably estimable, however, a reliable estimate of the period in which the remaining loss contingencies will be payable, if ever, cannot be made. Our ability to successfully defend the Company against pending and future litigation may impact future cash flows.
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
At July 24, 2026, we had 373,990,561 issued and outstanding common shares. In addition, as of July 24, 2026, we had outstanding 4,796,337 stock options, 12,716,075 time-based restricted share units that each represent the right of a holder to receive one of the Company’s common shares and 4,713,198 performance-based restricted share units that represent the right of a holder to receive a number of the Company’s common shares up to a specified maximum. A maximum of 9,426,395 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
CRITICAL ACCOUNTING ESTIMATES
Critical accounting estimates are those estimates that are most important and material to the preparation of our financial statements, and which require management’s most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting estimates as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2025 and determined that there were no significant changes in our critical accounting estimates during the six months ended June 30, 2026 except for:
Interim Goodwill Assessment
During the six months ended June 30, 2026, no other events occurred, or circumstances changed that would indicate that the fair value of any of the Company’s reporting units, other than the Salix reporting unit might be below its carrying value.
Salix
In January 2026, we received the results for the double-blind Phase 3 clinical trials for two global RED-C clinical programs evaluating the rifaximin soluble solid dispersion formulation, designed to prevent overt hepatic encephalopathy and related complications in patients with early-stage liver cirrhosis. While safe and well-tolerated, both clinical trials failed to achieve their primary endpoints. The Company performed a quantitative goodwill analysis for the Salix reporting unit using revised forecasts, an updated discount rate of 9.50%, and a new long-term growth rate that reflect the impact of the Phase 3 clinical trial results. Based on the quantitative fair value test, the carrying value of the Salix reporting unit exceeded its fair value as of January 22, 2026, and the Company recognized a goodwill impairment of $1,426 million. As of June 30, 2026, the Salix reporting unit had remaining goodwill of $1,733 million.
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
Interest Rate Risk
As of June 30, 2026, we had $13,553 million and $6,686 million in outstanding aggregate principal amount of fixed rate debt and variable rate debt, respectively. The estimated fair value of our issued fixed rate debt as of June 30, 2026 was $12,657 million. If interest rates were to increase by 100 basis-points, the fair value of our issued fixed rate debt would decrease by approximately $338 million. If interest rates were to decrease by 100 basis-points, the fair value of our issued fixed rate debt would increase by approximately $300 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-point increase in interest rates would have an annualized pre-tax effect of approximately $67 million in our Condensed Consolidated Statements of Operations and Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.

Inflation Risk
We are subject to price control restrictions on our pharmaceutical products in a number of countries in which we operate. As a result, our ability to raise prices in a timely fashion in anticipation of inflation may be limited in some markets.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information concerning legal proceedings, reference is made to Note 17, “LEGAL PROCEEDINGS” to the unaudited interim Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Item 1A. Risk Factors
As of the date of this Form 10-Q, there are no material changes to the risk factors as disclosed in Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no sales of equity securities by the Company during the three months ended June 30, 2026.
Issuer Purchases of Equity Securities
The Company does not have a share repurchase program and no shares were repurchased during the three months ended June 30, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Trading Arrangements
On May 21, 2026, Aimee Lenar, President, US Pharma, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading arrangement, which is scheduled to expire on March 1, 2027, provides for the potential sale of: (i) up to 21,953 common shares of the Company held by Ms. Lenar and (ii) up to 73,441 common shares issuable to Ms. Lenar upon the vesting and settlement of restricted share units during the term of the arrangement. The number of shares sold under clause (ii) will be limited to 50% of the net common shares delivered to Ms. Lenar upon the vesting and settlement of up to 146,882 restricted share units, after giving effect to applicable tax withholding.
On May 28, 2026, Frank Lee, a member of the Board of Directors of the Company, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading arrangement, which is scheduled to expire on May 28, 2027, provides for the potential sale of up to 20,642 common shares of the Company issuable to Mr. Lee upon the vesting and settlement of restricted share units granted to him as part of his annual non-employee director equity award, including to fund estimated tax obligations arising from such award.

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

Bausch Health Companies Inc. (Registrant)

Date:	July 30, 2026	/s/ THOMAS J. APPIO
Thomas J. Appio Chief Executive Officer (Principal Executive Officer)

Date:	July 30, 2026	/s/ JEAN-JACQUES CHARHON
Jean-Jacques Charhon Executive Vice President, Chief Financial Officer (Principal Financial Officer)