Form 10-Q
period 2026-09-30
Bausch Health Companies Inc.
filed 2026-10-29
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common shares, no par value — 374,266,716 shares outstanding as of October 23, 2026.

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
i

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch Health Companies Inc. and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars, references to “€” are to Euros and references to “CAD” are to Canadian dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of September 30, 2026.
Trademarks
This Form 10-Q contains trademarks, trade names and service marks that are the property of the Company, as well as for informational purposes, trademarks, trade names, and service marks that are the property of other organizations. Solely for convenience, certain trademarks, trade names, and service marks referred to in this report appear without the ®, ™ and SM symbols, but those references are not intended to indicate that we or the applicable owner, as the case may be, will not assert, to the fullest extent under applicable law, our or their rights to such trademarks, trade names, and service marks.
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
These statements are based upon the current expectations and beliefs of management. Readers are cautioned that actual results may vary from those in the forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions relating to: (i) our ability to execute our business strategy, business plans and operational efficiency initiatives; (ii) demand for, competitive positioning of and pricing for our current and anticipated products and our ability to achieve expected revenues, margins and expense levels; (iii) the successful development, regulatory approval, manufacture and timing of launches and commercialization of pipeline and other products; (iv) the completion, timing, integration and expected benefits of completed and pending acquisitions and other strategic transactions and the potential separation of our eye health business consisting of our Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals businesses on anticipated terms, timing and costs; (v) the scope, duration and financial and operational impact of product quality matters and manufacturing facility compliance and certification matters; (vi) the continued availability and performance of key third‑party distribution, fulfillment and other arrangements and the stability of global supply chains; (vii) the continuation of patent protection and regulatory exclusivity for key products; (viii) the expected impacts of the Inflation Reduction Act (“IRA”), and the impact of the negotiated prices for Xifaxan®, expected to become effective in 2027, under certain programs of the Centers for Medicare & Medicaid Services (“CMS”) and other healthcare reform measures and our ability to mitigate the impact thereof; (ix) our ability to generate cash flows and access liquidity to meet working capital needs, satisfy debt maturities as they become due, reduce debt levels and comply with financial and other covenants under our financing arrangements; (x) the expected scope and impact of tariffs, counter‑tariffs and other trade restrictions and the effectiveness of mitigation actions and the Company’s ability to recover any tariffs that are eligible for refund claims; (xi) macroeconomic and geopolitical conditions (including inflation, recessionary pressures, foreign currency exchange rates and interest rates), changes in tax laws and related guidance (including legislation referred to as the One Big Beautiful Bill Act (the “OBBBA”) and Organisation for Economic Co-operation and Development (“OECD”) related measures); (xii) the expected outcomes of litigation, subpoenas, investigations, reviews, audits, regulatory proceedings and other contingencies; (xiii) the recent changes to the composition of the Bausch + Lomb board of directors and executive leadership team including the appointment of Bausch Health’s Chief Executive Officer as Chairman of the board of directors and interim Chief Executive Officer of Bausch + Lomb while concurrently serving as Bausch Health’s
ii

Chief Executive Officer; and (xiv) the factors described under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$2,485	$1,309
Restricted cash	3	16
Trade receivables, net	2,533	2,351
Inventories, net	1,591	1,629
Prepaid expenses and other current assets	796	852
Total current assets	7,408	6,157
Property, plant and equipment, net	2,108	2,074
Intangible assets, net	3,972	4,643
Goodwill	9,767	11,271
Deferred tax assets, net	1,886	1,843
Other non-current assets	343	378
Total assets	$25,484	$26,366
Liabilities
Current liabilities:
Accounts payable	$517	$600
Accrued and other current liabilities	3,349	3,344
Financial leases	17	11
Current portion of long-term debt	866	225
Total current liabilities	4,749	4,180
Acquisition-related contingent consideration	199	254
Non-current portion of financial leases	61	23
Non-current portion of long-term debt	19,771	20,592
Deferred tax liabilities, net	340	147
Other non-current liabilities	705	793
Total liabilities	25,825	25,989
Commitments and contingencies (Note 17)
(Deficit) Equity
Common shares, no par value, unlimited shares authorized, 374,252,192 and 370,531,987 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	10,549	10,516
Additional paid-in capital	382	357
Accumulated deficit	(10,396)	(9,667)
Accumulated other comprehensive loss	(1,863)	(1,760)
Total Bausch Health Companies Inc. shareholders’ deficit	(1,328)	(554)
Noncontrolling interest	987	931
Total (deficit) equity	(341)	377
Total liabilities and equity	$25,484	$26,366
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Product sales	$2,912	$2,657	$8,237	$7,388
Other revenues	29	24	80	82
	2,941	2,681	8,317	7,470
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	721	735	2,195	2,166
Cost of other revenues	14	15	50	49
Selling, general and administrative	834	795	2,602	2,556
Research and development	141	166	477	468
Amortization of intangible assets	227	253	693	765
Goodwill impairments	—	—	1,426	—
Restructuring, integration and separation costs	10	17	32	49
Other expense, net	11	81	69	78
	1,958	2,062	7,544	6,131
Operating income	983	619	773	1,339
Interest income	13	15	34	39
Interest expense	(398)	(412)	(1,196)	(1,207)
Gain (loss) on extinguishment of debt	—	3	(1)	181
Foreign exchange and other	(1)	(7)	(19)	(41)
Income (loss) before income taxes	597	218	(409)	311
Provision for income taxes	(151)	(37)	(316)	(88)
Net income (loss)	446	181	(725)	223
Net (income) loss attributable to noncontrolling interest	(10)	(2)	(4)	46
Net income (loss) attributable to Bausch Health Companies Inc.	$436	$179	$(729)	$269

Earnings (loss) per share attributable to Bausch Health Companies Inc.

Basic	$1.16	$0.48	$(1.95)	$0.73
Diluted	$1.15	$0.48	$(1.95)	$0.72

Weighted-average common shares
Basic	375.5	371.3	374.5	370.6
Diluted	380.7	375.5	374.5	374.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$446	$181	$(725)	$223
Other comprehensive (loss) income
Foreign currency translation adjustment	(36)	(10)	(96)	356
Other comprehensive (loss) income	(36)	(10)	(96)	356
Comprehensive income (loss)	410	171	(821)	579
Comprehensive (income) loss attributable to noncontrolling interest	(12)	(2)	(11)	69
Comprehensive income (loss) attributable to Bausch Health Companies Inc.	$398	$169	$(832)	$648
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(in millions)
(Unaudited)

Bausch Health Companies Inc. Shareholders’ (Deficit) Equity
Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Bausch Health Companies Inc. Shareholders’ Deficit	Non- controlling Interest	Total (Deficit) Equity
Shares	Amount

	Three Months Ended September 30, 2026
Balances, July 1, 2026	373.9	$10,544	$342	$(10,832)	$(1,825)	$(1,771)	$969	$(802)
Common shares issued under share-based compensation plans	0.4	5	(5)	—	—	—	—	—
Share-based compensation	—	—	52	—	—	52	—	52
Employee withholding taxes related to share-based awards	—	—	(1)	—	—	(1)	—	(1)
Vesting of B+L equity compensation	—	—	(6)	—	—	(6)	6	—
Net income	—	—	—	436	—	436	10	446
Other comprehensive (loss) income	—	—	—	—	(38)	(38)	2	(36)
Balances, September 30, 2026	374.3	$10,549	$382	$(10,396)	$(1,863)	$(1,328)	$987	$(341)

	Three Months Ended September 30, 2025
Balances, July 1, 2025	369.7	$10,510	$250	$(9,734)	$(1,790)	$(764)	$911	$147
Common shares issued under share-based compensation plans	0.8	5	(5)	—	—	—	—	—
Share-based compensation	—	—	43	—	—	43	—	43
Employee withholding taxes related to share-based awards	—	—	(5)	—	—	(5)	—	(5)
Vesting of B+L equity compensation	—	—	(8)	—	—	(8)	8	—
Net income	—	—	—	179	—	179	2	181
Other comprehensive loss	—	—	—	—	(10)	(10)	—	(10)
Balances, September 30, 2025	370.5	$10,515	$275	$(9,555)	$(1,800)	$(565)	$921	$356

	Nine Months Ended September 30, 2026
Balances, January 1, 2026	370.5	$10,516	$357	$(9,667)	$(1,760)	$(554)	$931	$377
Common shares issued under share-based compensation plans	3.8	33	(33)	—	—	—	—	—
Share-based compensation	—	—	158	—	—	158	—	158
Employee withholding taxes related to share-based awards	—	—	(43)	—	—	(43)	—	(43)
Vesting of B+L equity compensation	—	—	(55)	—	—	(55)	55	—
Cash settlement of share-based awards	—	—	(2)	—	—	(2)	—	(2)
Noncontrolling interest distributions	—	—	—	—	—	—	(10)	(10)
Net loss (income)	—	—	—	(729)	—	(729)	4	(725)
Other comprehensive (loss) income	—	—	—	—	(103)	(103)	7	(96)
Balances, September 30, 2026	374.3	$10,549	$382	$(10,396)	$(1,863)	$(1,328)	$987	$(341)

	Nine Months Ended September 30, 2025
Balances, January 1, 2025	367.8	$10,490	$234	$(9,824)	$(2,179)	$(1,279)	$957	$(322)
Common shares issued under share-based compensation plans	2.7	25	(25)	—	—	—	—	—
Share-based compensation	—	—	132	—	—	132	—	132
Employee withholding taxes related to share-based awards	—	—	(24)	—	—	(24)	—	(24)
Vesting of B+L equity compensation	—	—	(42)	—	—	(42)	42	—
Noncontrolling interest distributions	—	—	—	—	—	—	(9)	(9)
Net income (loss)	—	—	—	269	—	269	(46)	223
Other comprehensive income (loss)	—	—	—	—	379	379	(23)	356
Balances, September 30, 2025	370.5	$10,515	$275	$(9,555)	$(1,800)	$(565)	$921	$356
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities
Net (loss) income	$(725)	$223
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	860	918
Amortization and write-off of debt premiums, discounts and issuance costs	46	72
Asset impairments	13	1
Goodwill impairments	1,426	—
Acquisition-related contingent consideration	14	(72)
Allowances for losses on trade receivables and inventories	55	48
Deferred income taxes	143	(75)
Net gain on sale of assets	(4)	(6)
Adjustments to accrued legal settlements	26	40
Payments of accrued legal settlements	(176)	(198)
Share-based compensation	158	132
Gain excluded from hedge effectiveness	(5)	(8)
Loss (gain) on extinguishment of debt	1	(181)
Payments of contingent consideration adjustments, including accretion	(6)	(6)
Amortization of inventory step-up resulting from acquisitions	3	62
Foreign exchange and other	(8)	(18)
Changes in operating assets and liabilities:
Trade receivables	(196)	(199)
Inventories	(31)	(7)
Prepaid expenses and other current assets	(3)	(29)
Accounts payable, accrued and other liabilities	123	208
Net cash provided by operating activities	1,714	905
Cash Flows From Investing Activities
Acquisitions and other investments	(38)	(17)
Purchases of property, plant and equipment	(252)	(305)
Acquisition of intangible assets and other assets	(38)	(10)
Purchases of marketable securities	(9)	(6)
Proceeds from sale of marketable securities	9	6
Proceeds from sale of assets and businesses, net of costs to sell	4	7
Interest settlements from cross-currency swaps	9	12
Net cash used in investing activities	(315)	(313)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	2,930	10,421
Repayments of long-term debt and other financial liabilities	(3,082)	(10,839)
Payments of employee withholding taxes related to share-based awards	(43)	(24)
Payments of acquisition-related contingent consideration	(20)	(18)
Payments of financing costs	(1)	(38)
Other	(13)	(9)
Net cash used in financing activities	(229)	(507)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7)	54
Net increase in cash, cash equivalents and restricted cash	1,163	139
Cash, cash equivalents and restricted cash, beginning of period	1,325	1,201
Cash, cash equivalents and restricted cash, end of period	$2,488	$1,340
Cash and cash equivalents	$2,485	$1,308
Restricted cash	3	32
Cash, cash equivalents and restricted cash, end of period	$2,488	$1,340
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
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, the Company announced its plan to separate its eye health business, consisting of its Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals businesses into an independent publicly traded entity, Bausch + Lomb, from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). As part of this plan, in May 2022, a wholly owned subsidiary of Bausch Health sold common shares of Bausch + Lomb pursuant to an initial public offering of Bausch + Lomb (the “B+L IPO”). Following the B+L IPO, Bausch Health currently indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 87% of B+L’s outstanding common shares as of September 30, 2026.
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
Recently Issued Accounting Standards, Not Adopted as of September 30, 2026
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public companies to disclose, in interim and annual reporting periods, additional information about specific expenses in the financial statements. The amendments in ASU 2024-03 are effective for the Company beginning with its 2027 annual report, and its interim periods beginning in 2028. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is evaluating the impact of adoption on its consolidated financial statements and related disclosures.
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
The following tables present the activity and ending balances of the Company’s variable consideration provisions for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30, 2026
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balances, January 1, 2026	$173	$348	$1,352	$125	$64	$2,062
Current period provisions	527	85	2,956	1,088	205	4,861
Payments and credits	(537)	(112)	(2,888)	(1,076)	(191)	(4,804)
Reserve balances, September 30, 2026	$163	$321	$1,420	$137	$78	$2,119
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $43 million and $31 million as of September 30, 2026 and January 1, 2026, respectively, which are reflected as a reduction of Trade receivables, net in the Condensed Consolidated Balance Sheets. Included as a reduction of current period provisions for Distribution Fees in the table above are price appreciation credits of approximately $31 million for the nine months ended September 30, 2026.

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
Allowance for Credit Losses
An allowance is maintained for potential credit losses. The Company estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer credit worthiness, value of collateral (if any), and current conditions existing at the balance sheet date. Additionally, the Company generally estimates the expected credit loss on a pooled basis when customers are deemed to have similar risk characteristics. Trade receivable balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected. Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses. The activity in the allowance for credit losses for trade receivables for the nine months ended September 30, 2026 and 2025 is as follows:

(in millions)	2026	2025
Balance, beginning of period	$31	$30
Provision for expected credit losses	6	6
Write-offs charged against the allowance	(2)	(6)
Recoveries of amounts previously written off	1	—
Balance, end of period	$36	$30
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
Acquisition of DURECT Corporation
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
The valuation of the assets acquired and liabilities assumed, as part of this acquisition, has not been finalized as of September 30, 2026. Bausch + Lomb will finalize these amounts no later than one year from the acquisition date.
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
Acquisition of Whitecap Biosciences
During January 2025, Bausch + Lomb, through an affiliate, acquired Whitecap Biosciences, LLC (“Whitecap Biosciences”) for an upfront payment of approximately $28 million and potential future milestone and royalty payments. Bausch + Lomb accounted for the transaction as an asset acquisition and expensed the upfront payment of approximately $28 million as acquired IPR&D costs, as included within Other expense, net on the Condensed Consolidated Statements of Operations. In July 2026, Bausch + Lomb announced that the Phase 2 study regarding Whitecap Biosciences’ glaucoma neuroprotective candidate did not meet its primary endpoint and, as such, Bausch + Lomb will no longer advance this program, and instead, will now focus solely on (in respect of Whitecap Biosciences) developing the first small-molecule sustained-release implant for geographic atrophy.
2026 Acquisitions
On October 8, 2026, Bausch + Lomb entered into an agreement to acquire certain ophthalmic surgical manufacturing businesses. The acquisition is expected to close during the fourth quarter of 2026 for an upfront cash payment of approximately $85 million, due at closing.
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
The Company incurred $32 million and $49 million of restructuring and integration costs during the nine months ended September 30, 2026 and 2025, respectively, which primarily consist of employee severance costs.
Separation Costs and Separation-related Costs
The Company has incurred, and may incur, costs associated with activities relating to the B+L Separation. These B+L Separation activities include separating the Bausch + Lomb business from the remainder of the Company. Separation costs are incremental costs directly related to the B+L Separation and may include, but are not limited to legal, audit and advisory fees. Separation costs included in Restructuring, integration and separation costs for the nine months ended September 30, 2026 and 2025 were not material.
The Company has incurred, and may incur, incremental costs with respect to the B+L Separation. These separation-related costs include, but are not limited to rebranding costs, advisory fees and costs associated with facility relocation and/or modification. Included in Selling, general and administrative expenses for the nine months ended September 30, 2026 and 2025 are separation-related costs of $2 million and $5 million, respectively.
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

	September 30, 2026				December 31, 2025
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,426	$1,415	$11	$—	$587	$574	$13	$—
Restricted cash	$3	$3	$—	$—	$16	$16	$—	$—
Cross-currency swaps	$2	$—	$2	$—	$5	$—	$5	$—
Foreign currency exchange contracts	$1	$—	$1	$—	$1	$—	$1	$—
Liabilities:
Acquisition-related contingent consideration	$282	$—	$—	$282	$292	$—	$—	$292
Cross-currency swaps	$125	$—	$125	$—	$158	$—	$158	$—
Foreign currency exchange contracts	$5	$—	$5	$—	$5	$—	$5	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Condensed Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature. Cash, cash equivalents and restricted cash as presented in the Condensed Consolidated Balance Sheet as of September 30, 2026 includes $515 million of cash, cash equivalents and restricted cash held by legal entities of Bausch + Lomb. Cash held by Bausch + Lomb legal entities and any future cash from the operating, investing and financing activities of Bausch + Lomb is expected to be retained by Bausch + Lomb entities and is generally not available to support the operations, investing and financing activities of other legal entities, including Bausch Health unless paid as a dividend, which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders.
There were no transfers into or out of Level 3 assets or liabilities during the nine months ended September 30, 2026.
Cross-currency Swaps
Bausch + Lomb enters into cross-currency swaps to mitigate fluctuation in the value of a portion of its euro-denominated net investment in its consolidated financial statements from fluctuation in exchange rates. The euro-denominated net investment being hedged is Bausch + Lomb’s investment in certain Bausch + Lomb euro-denominated subsidiaries. As of September 30, 2026, these swaps had an aggregate notional value of $1,000 million.
The assets and liabilities associated with Bausch + Lomb’s cross-currency swaps as included in the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 are as follows:

(in millions)	September 30, 2026	December 31, 2025
Other non-current liabilities	$(125)	$(158)
Prepaid expenses and other current assets	$2	$5
Net fair value	$(123)	$(153)

The following table presents the effect of hedging instruments on the Condensed Consolidated Statements of Comprehensive income (loss) and the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Gain (loss) recognized in Other comprehensive income (loss)	$11	$12	$33	$(116)
Gain excluded from assessment of hedge effectiveness	$1	$2	$5	$8
Location of gain of excluded component	Interest Expense		Interest Expense
No portion of the cross-currency swaps was ineffective for the nine months ended September 30, 2026 and 2025. During the nine months ended September 30, 2026 and 2025, the Company received $9 million and $12 million, respectively, in interest settlements, which are reported as investing activities in the Condensed Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
The Company’s foreign currency exchange contracts are remeasured at each reporting date to reflect changes in their fair values determined using forward rates, which are observable market inputs, multiplied by the notional amount. The Company’s foreign currency exchange contracts are economically hedging the foreign exchange exposure on certain of the Company’s intercompany balances. As of September 30, 2026, the Company’s outstanding foreign currency exchange contracts had an aggregate notional amount of $568 million.
The assets and liabilities associated with the Company’s foreign exchange contracts as included in the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 are as follows:

(in millions)	September 30, 2026	December 31, 2025
Accrued and other current liabilities	$(5)	$(5)
Prepaid expenses and other current assets	$1	$1
Net fair value	$(4)	$(4)
The following table presents the effect of the Company’s foreign exchange contracts on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
(Loss) gain related to changes in fair value	$(3)	$4	$(1)	$(5)
Loss related to settlements	$(11)	$(2)	$(22)	$(15)
Acquisition-related Contingent Consideration Obligations
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At September 30, 2026, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 6% to 27%, and a weighted average risk-adjusted discount rate of 8%. The weighted average risk-adjusted discount rate was calculated by weighting each contract’s relative fair value at September 30, 2026.

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2026 and 2025:

	September 30,
(in millions)	2026		2025
Balance, beginning of period		$292		$359
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$18		$20
Fair value adjustments due to changes in estimates of future payments	(4)		(92)
Acquisition-related contingent consideration (Note 4)		14		(72)
Additions		2		—
Payments/Settlements		(26)		(24)
Balance, end of period		282		263
Current portion included in Accrued and other current liabilities		83		39
Non-current portion included in Other non-current liabilities		$199		$224
Fair Value of Long-term Debt
The fair value of long-term debt as of September 30, 2026 and December 31, 2025 was $19,730 million and $19,626 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).
7.INVENTORIES
Inventories, net consist of:

(in millions)	September 30, 2026	December 31, 2025
Raw materials	$544	$564
Work in process	104	102
Finished goods	943	963
	$1,591	$1,629
8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	September 30, 2026			December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$22,494	$(20,519)	$1,975	$22,534	$(19,981)	$2,553
Corporate brands	999	(845)	154	1,003	(789)	214
Product rights/patents	3,265	(3,252)	13	3,271	(3,253)	18
Partner relationships, technology and other	434	(402)	32	445	(385)	60
Total finite-lived intangible assets	27,192	(25,018)	2,174	27,253	(24,408)	2,845
Acquired IPR&D	100	—	100	100	—	100
B&L Trademark	1,698	—	1,698	1,698	—	1,698
	$28,990	$(25,018)	$3,972	$29,051	$(24,408)	$4,643
Long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment charges associated with these assets are included in Other expense, net in the Condensed Consolidated Statements of Operations. The Company continues to monitor the recoverability of its finite-lived intangible assets and tests the intangible assets for impairment if indicators of impairment are present. The

Company estimates the fair values of long-lived assets with finite lives using an undiscounted cash flow model which utilizes Level 3 unobservable inputs. The undiscounted cash flow model relies on assumptions regarding revenue growth rates, gross profit, selling, general and administrative expenses and research and development expenses.
Asset impairments for the three and nine months ended September 30, 2026 were approximately $4 million and $13 million, respectively, and related to a change in the future forecasted revenues and a product discontinuation.
Asset impairments for the three and nine months ended September 30, 2025 were not material.
Xifaxan® intangible assets included in the unaudited Condensed Consolidated Balance Sheets had a carrying value of $673 million and an estimated remaining useful life of 15 months as of September 30, 2026. The Company has filed lawsuits against third-party generic manufacturers that have sent the Company Notices of Paragraph IV Certification for Xifaxan®. See “Xifaxan® Paragraph IV Proceedings” of Note 17, “LEGAL PROCEEDINGS”.
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
Estimated amortization expense of finite-lived intangible assets for the remainder of 2026 and each of the five succeeding years ending December 31 and thereafter is as follows:

(in millions)	Remainder of 2026	2027	2028	2029	2030	2031	Thereafter	Total
Amortization	$224	$848	$245	$231	$225	$215	$186	$2,174
Goodwill
The changes in the carrying amount of goodwill during the nine months ended September 30, 2026 and the year ended December 31, 2025 were as follows:

(in millions)	Salix	International	Solta Medical	Diversified	Bausch + Lomb	Total
Balance, January 1, 2025	$3,159	$792	$115	$1,759	$5,262	$11,087
Additions	—	—	22	—	97	119
Impairment	—	—	—	(145)	—	(145)
Goodwill reclassified to assets held for sale	—	(4)	—	—	—	(4)
Foreign exchange and other	—	109	—	(33)	138	214
Balance, December 31, 2025	3,159	897	137	1,581	5,497	11,271
Additions	—	—	1	—	4	5
Impairment	(1,426)	—	—	—	—	(1,426)
Foreign exchange and other	—	(36)	1	—	(48)	(83)
Balance, September 30, 2026	$1,733	$861	$139	$1,581	$5,453	$9,767
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
2026 Interim Assessments
Salix
In January 2026, the Company received the results for the double-blind Phase 3 clinical trials for two global RED-C clinical programs evaluating its rifaximin soluble solid dispersion formulation, designed to prevent overt hepatic encephalopathy and related complications in patients with early-stage liver cirrhosis. While safe and well-tolerated, both clinical trials failed to achieve their primary endpoints. The Company performed a quantitative goodwill analysis for the Salix reporting unit using revised forecasts, an updated discount rate of 9.50%, and a new long-term growth rate that reflects the impact of the Phase 3 clinical trial results. Based on the quantitative fair value test, the carrying value of the Salix reporting unit exceeded its fair value as of January 22, 2026, and the Company recognized a goodwill impairment of $1,426 million. As of September 30, 2026, the Salix reporting unit had remaining goodwill of $1,733 million.
Generics
During the third quarter of 2026, the Generics reporting unit revised its long-term forecast assumptions. As a result, the

Company performed an interim quantitative goodwill impairment assessment of the Generics reporting unit. Based on the quantitative assessment, the estimated fair value of the reporting unit exceeded its carrying value; therefore, no goodwill impairment charge was recognized.
During the nine months ended September 30, 2026, no other events occurred, or circumstances changed that would indicate that the fair value of any of the Company’s reporting units, other than the Salix and Generics reporting units, might be below its carrying value. However, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future, and any such charges could be material.
Accumulated goodwill impairment charges through September 30, 2026 were $7,068 million.
9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	September 30, 2026	December 31, 2025
Product rebates	$1,377	$1,321
Interest	391	253
Employee compensation and benefit costs	388	385
Product returns	321	348
Income taxes payable	62	38
Legal matters and related fees	28	178
Other	782	821
	$3,349	$3,344

10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of premiums, discounts and issuance costs consist of the following:

		September 30, 2026		December 31, 2025
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities:
2025 Credit Agreement
2030 Revolving Credit Facility	April 2030	$—	$—	$—	$—
2030 Term Loan B Facility	October 2030	2,962	2,865	2,985	2,869
B+L Credit Facilities
B+L September 2028 Term Loan B Facility	September 2028	—	—	489	483
B+L 2030 Revolving Credit Facility	June 2030	100	100	100	100
B+L January 2031 Term Loan B Facility	January 2031	—	—	2,313	2,286
B+L January 2031 Refinancing Term Facility	January 2031	2,788	2,761	—	—
Senior Secured Notes:
4.875% Secured Notes	June 2028	803	800	803	799
11.00% First Lien Secured Notes	September 2028	888	1,067	888	1,155
14.00% Second Lien Secured Notes	October 2030	352	556	352	578
10.00% Secured Notes	April 2032	6,000	6,246	6,000	6,284
B+L Senior Secured Notes:
B+L 8.375% Secured Notes	October 2028	1,400	1,390	1,400	1,387
B+L January 2031 Secured Notes	January 2031	765	756	792	781
Senior Unsecured Notes:
8.50%	January 2027	643	643	643	643
7.00%	January 2028	171	171	171	171
5.00%	January 2028	433	432	433	432
6.25%	February 2029	821	818	821	817
5.00%	February 2029	452	450	452	450
7.25%	May 2029	336	335	336	335
5.25%	January 2030	779	775	779	775
5.25%	February 2031	463	460	463	460
Other	Various	12	12	12	12
Total long-term debt and other		$20,168	20,637	$20,232	20,817
Less: Current portion of long-term debt and other			866		225
Non-current portion of long-term debt			$19,771		$20,592
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

As of September 30, 2026, the Company was in compliance with its covenants related to its debt obligations. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with its financial maintenance covenants and meet its debt service obligations over that same period.
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
The 2030 Term Loan B Facility will mature on October 8, 2030. The amortization rate for the 2030 Term Loan B Facility is 1.00% per annum, or $30 million, payable in quarterly installments beginning on September 30, 2025. 126NumberCo may direct that prepayments be applied to such amortization payments in order of maturity. Aggregate mandatory quarterly amortization payments for the 2030 Term Loan B Facility will be $120 million through October 2030.
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
The 2030 Revolving Credit Facility will mature on the earlier of April 8, 2030 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company or 126NumberCo in an aggregate principal amount in excess of $1,000 million. Borrowings under the 2030 Revolving Credit Facility can be made in U.S. dollars, Canadian dollars or euros. As of September 30, 2026, the Company had no outstanding borrowings and had $31 million of issued and outstanding letters of credit on the 2030 Revolving Credit Facility.
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
On June 26, 2025, Bausch + Lomb entered into an incremental amendment to its credit agreement (the “B+L June 2025 Credit Facility Amendment”), which consisted of a new $800 million revolving credit facility maturing June 26, 2030 (the “B+L 2030 Revolving Credit Facility”) and a new $2,325 million term B loan facility maturing January 15, 2031 (the “B+L January 2031 Term Loan B Facility”). In addition, Bausch + Lomb’s subsidiaries, Bausch + Lomb Netherlands B.V. and Bausch & Lomb Incorporated, issued €675 million aggregate principal amount of Senior Secured Floating Rate Notes due January 2031 (the “B+L January 2031 Secured Notes” and, together with the B+L October 2028 Senior Secured Notes, the “B+L Senior Secured Notes”). The B+L January 2031 Secured Notes accrue interest at a rate per annum of: (i) three-month EURIBOR (subject to a 0% floor) plus (ii) 3.875%, reset quarterly, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2026. At September 30, 2026, the B+L January 2031 Secured Notes bore interest at 6.31% per annum.
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
In January 2026, Bausch + Lomb entered into a refinancing transaction amendment (the “B+L January 2026 Credit Facility Amendment”; the B+L Original Credit Agreement, as amended by the B+L September 2023 Credit Facility Amendment, the B+L November 2024 Credit Facility Amendment, the B+L June 2025 Credit Facility Amendment and the B+L January 2026 Credit Facility Amendment, the “B+L Amended Credit Agreement”) providing for a new $2,802 million term loan facility maturing on January 15, 2031 (the “B+L January 2031 Refinancing Term Facility” or the “B+L Term Facilities”; the B+L Term Facilities, together with the B+L 2030 Revolving Credit Facility, the “B+L Senior Secured Credit Facilities”). The proceeds from the B+L January 2031 Refinancing Term Facility were used to refinance, in full, the B+L September 2028 Term Loan B Facility and the B+L January 2031 Term Loan B Facility.
The B+L Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The B+L Term Facilities are denominated in U.S. dollars, and borrowings under the B+L 2030 Revolving Credit Facility may be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of September 30, 2026, the principal amounts outstanding under the B+L January 2031 Refinancing Term Facility were $2,788 million.
As of September 30, 2026, Bausch + Lomb had $100 million of outstanding borrowings, $34 million of issued and outstanding letters of credit and remaining availability, subject to certain customary conditions, of $666 million under the B+L 2030 Revolving Credit Facility. The stated rate of interest for borrowings under the B+L 2030 Revolving Credit Facility as of September 30, 2026 ranges from 6.52% to 6.65% per annum.
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

Borrowings under the B+L January 2031 Refinancing Term Facility bear interest at a rate per annum equal to, at the option of B+L, either: (i) a term SOFR-based rate, plus an applicable margin of 3.75%, or (ii) a U.S. dollar base rate, plus an applicable margin of 2.75%. The stated rate of interest under the B+L January 2031 Refinancing Term Facility at September 30, 2026 was 7.65% per annum.
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
The amortization rate for the B+L January 2031 Refinancing Term Facility is 1.00% per annum, or $28 million, payable in quarterly installments, with the first installment paid on June 30, 2026. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2026, the remaining mandatory quarterly amortization payments for the B+L January 2031 Refinancing Term Facility were $119 million through December 2030, with the remaining term loan balance being due in January 2031.
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
On November 29, 2022, the Company designated 126NumberCo as an unrestricted subsidiary of the Company in accordance with the terms of the Company’s debt documents. In connection therewith, all of the subsidiaries of 126NumberCo, including Bausch + Lomb and its subsidiaries, became unrestricted subsidiaries of the Company and, as a result, are not subject to the covenants under the Bausch Health debt documents, and the earnings and net debt of Bausch + Lomb, as defined in the relevant debt documents, are also not included in the calculation of the Company’s financial maintenance covenant. In March 2025, in connection with the April 2025 Refinancing Transactions, 126NumberCo was re-designated as a restricted subsidiary of the Company, however, Bausch + Lomb and its subsidiaries continue to be unrestricted subsidiaries of the Company. As of September 30, 2026, 126NumberCo, directly or indirectly, held approximately 87% of the issued and outstanding shares of Bausch + Lomb.
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
As of September 30, 2026, the remaining premium on the 2022 Secured Notes was $382 million, which is being reduced as contractual interest payments are made on the 2022 Secured Notes. During the nine months ended September 30, 2026 and

2025, the Company made contractual interest payments of $122 million and $282 million, respectively, related to the 2022 Secured Notes, of which $111 million and $251 million, respectively, were recorded as a reduction of the premium.
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
In connection with the December 2025 Exchange (as detailed above), the Company exchanged $886 million in aggregate principal amount of 11.00% First Lien Secured Notes with unamortized premiums of $263 million for $903 million of aggregate principal amount of 2032 Senior Secured Notes. This exchange was accounted for as a modification of debt, and accordingly the unamortized premium associated with the exchanged 11.00% First Lien Secured Notes will now be amortized over the remaining term of the newly issued 2032 Senior Secured Notes. As of September 30, 2026, the remaining premium on the 2032 Senior Secured Notes was $301 million, which is being reduced as contractual interest payments are made on the 2032 Senior Secured Notes. During the nine months ended September 30, 2026, the Company made contractual interest payments of $300 million related to the 2032 Senior Secured Notes, of which $47 million was recorded as a reduction of the premium.
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of September 30, 2026 and December 31, 2025 was 8.55% and 8.54%, respectively. Due to the accounting treatment for the 2022 Secured Notes, interest expense in the Company’s financial statements will not be representative of the weighted average stated rate of interest.
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
Maturities
Maturities of debt obligations for the remainder of 2026, the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
Remainder of 2026	$15
2027	701
2028	3,766
2029	1,667
2030	4,123
2031	3,896
Thereafter	6,000
Total debt obligations	20,168
Unamortized premiums, discounts and issuance costs	469
Total long-term debt and other	$20,637
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

Other Financing Arrangements
In January 2026, Bausch + Lomb entered into a financing arrangement that permits it, subject to certain conditions, to sell certain receivables to a third-party financial institution, potentially accelerating access to cash and reducing credit risk. Transactions under this financing arrangement are accounted for as true sales under ASC 860, Transfers and Servicing of Financial Assets, with the sold receivables derecognized from Bausch + Lomb’s Condensed Consolidated Balance Sheets. The cash received from the financial institution is reported within Operating Activities in the Condensed Consolidated Statements of Cash Flows.
During the nine months ended September 30, 2026, Bausch + Lomb received cash proceeds of $26 million from the sales of receivables under this financing arrangement. As of September 30, 2026, these receivables were collected and remitted to the financial institution. The costs related to these transactions were not material.
During the three months ended September 30, 2026, Bausch + Lomb entered into a contract to sell a warehouse and equipment for an aggregate sale price of up to €43 million, and then lease the assets back through a five-year leaseback transaction, with lease payments beginning in January 2028. As of September 30, 2026, Bausch + Lomb sold and leased back €33 million of these assets. This transaction did not qualify as a sale under the applicable accounting guidance, and, as such, the associated warehouse and equipment remained included within Property, plant and equipment, net. Bausch + Lomb refers to failed sale-leasebacks as “other financial liabilities” and recorded the related obligations in Financial leases and Non-current portion of long-term debt in the Consolidated Balance Sheets.
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
Approximately 15,700,000 common shares were available for future grants as of September 30, 2026. The Company uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
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
The share-based awards granted under this long-term incentive program consist of time-based stock options, time-based RSUs and performance-based RSUs (“PSUs”). The PSUs are comprised of awards that vest upon: (i) achievement of certain share price appreciation conditions, including absolute and relative TSR (the “TSR PSUs”), (ii) attainment of certain performance targets that are based on Bausch + Lomb’s Organic Revenue Growth (the “Organic Revenue Growth PSUs”), (iii) outperformance of performance goals, based on the level of achievement of: (a) a revenue metric (measured for fiscal year 2026) and (b) relative TSR metric (if applicable) (“OPG PSUs”) and (iv) attainment of certain performance targets (measured for fiscal year 2028) that are based on Bausch + Lomb’s adjusted earnings before interest, taxes, depreciation and amortization (the “Adjusted EBITDA PSUs”). If Bausch + Lomb’s performance is below a specified performance level, no common shares will be paid. Each vested PSU represents the right of a holder to receive a number of Bausch + Lomb’s common shares up to a specified maximum.
Approximately 7,700,000 Bausch + Lomb common shares were available for future grants as of September 30, 2026. Bausch + Lomb uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
The following table summarizes the components and classification of the Company’s share-based compensation expenses related to stock options and RSUs for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Stock options	$1	$4	$6	$12
RSUs	51	39	152	120
	$52	$43	$158	$132

Research and development expenses	$5	$3	$14	$10
Selling, general and administrative expenses	47	40	144	122
	$52	$43	$158	$132

Share-based awards granted for the nine months ended September 30, 2026 and 2025 consist of:

	Nine Months Ended September 30,
	2026	2025
Bausch Health Share-Based Awards
Time-based RSUs
Granted	6,990,000	6,277,000
Weighted-average grant date fair value	$6.06	$7.40
Performance-based RSUs
Granted	2,581,000	2,096,000
Weighted-average grant date fair value	$6.04	$7.36
Bausch + Lomb Share-Based Awards
Stock options
Granted	—	1,374,000
Weighted-average exercise price	$—	$15.86
Weighted-average grant date fair value	$—	$4.66
RSUs
Granted	3,770,000	3,867,000
Weighted-average grant date fair value	$18.17	$15.42
TSR PSUs
Granted	416,000	388,000
Weighted-average grant date fair value	$18.51	$15.86
Organic Revenue Growth PSUs
Granted	892,000	753,000
Weighted-average grant date fair value	$17.47	$15.98
Adjusted EBITDA PSUs
Granted	416,000	—
Weighted-average grant date fair value	$18.51	$—
OPG PSUs
Granted	—	10,000
Weighted-average grant date fair value	$—	$11.19
As of September 30, 2026, the remaining unrecognized compensation expense related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs under the Company’s 2014 Plan and the B+L Plan amounted to $197 million, which will be amortized over a weighted-average period of 1.55 years.
As of September 30, 2026, the remaining unrecognized compensation expense related to all outstanding non-vested stock options, time-based RSUs and PSUs under the B+L Plan amounted to $136 million, which will be amortized over a weighted-average period of 1.58 years.
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

12.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	September 30, 2026	December 31, 2025
Foreign currency translation adjustment	$(1,852)	$(1,749)
Pension adjustment, net of tax	(11)	(11)
	$(1,863)	$(1,760)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to the Company’s retained earnings for foreign jurisdictions in which the Company is not considered to be permanently reinvested.
13.RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance costs are the costs incurred to meet evolving customer and regulatory standards. Research and development costs consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Product related research and development	$139	$162	$468	$455
Quality assurance	2	4	9	13
	$141	$166	$477	$468
14.OTHER EXPENSE, NET
Other expense, net consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Litigation and other matters, net of insurance recoveries and restitutions	$10	$35	$26	$40
Asset impairments	4	1	13	1
Acquisition-related transaction costs	3	2	4	5
Acquired IPR&D costs	—	81	16	110
Acquisition-related contingent consideration	(4)	(32)	14	(72)
Other, net	(2)	(6)	(4)	(6)
	$11	$81	$69	$78
Litigation and other matters, net of insurance recoveries and restitutions primarily relates to adjustments to provisions for certain legal matters and for the nine months ended September 30, 2025, also includes restitution received in connection with a certain legal matter.
Asset impairments are related to a change in the future forecasted revenues and a product discontinuation.
Acquired IPR&D costs in 2025 are primarily related to the DURECT acquisition and certain acquisitions by Bausch + Lomb.
Acquisition-related contingent consideration reflects changes in: (i) estimated amount and timing of projected cash flows of certain products and (ii) the timing of regulatory approval of certain pipeline products in 2025.
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
Provision for income taxes for the nine months ended September 30, 2026 was $316 million and included: (i) $336 million of income tax provision calculated on the Company’s income after adjustments for discrete events and entities which have a full valuation allowance and (ii) $20 million of net income tax benefit for discrete items, which includes: (a) $14 million income tax benefit associated with the filing of certain income tax returns, (b) $8 million income tax benefit for deferred taxes on an IPR&D deal that was a stock acquisition for income tax purposes and (c) $2 million income tax provision due to changes in uncertain tax positions, primarily, the release of tax reserves in France, offset by interest accrual.
Provision for income taxes for the nine months ended September 30, 2025 was $88 million and included: (i) $138 million of income tax provision for the Company’s ordinary income for the nine months ended September 30, 2025 and (ii) $50 million of net income tax benefit for discrete items, which includes: (a) $36 million of net income tax benefit related to the finalization of the settlement with the Internal Revenue Service (“IRS”) for the 2017 capital loss, (b) $18 million income tax benefit for the recording of assets associated with the acquisition of DURECT, (c) $12 million income tax benefit due to changes in uncertain tax positions, (d) $11 million income tax benefit for the discrete treatment of restructuring costs related to B+L and (e) $26 million income tax provision associated with the filing of certain income tax returns.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was approximately $2,833 million and $2,576 million as of September 30, 2026 and December 31, 2025, respectively. The Company will continue to assess the need for valuation allowances on an ongoing basis.
As of September 30, 2026 and December 31, 2025, the Company had $895 million and $914 million, respectively, of unrecognized tax benefits, including $80 million and $68 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of September 30, 2026, $368 million would reduce the Company’s effective tax rate, if recognized.
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
The Company’s subsidiaries in Germany are under audit for tax years 2017 through 2019. The Company received a preliminary assessment from the German taxing authority that would disallow certain trade tax and transfer pricing adjustments. The Company is contesting this proposed tax deficiency through the appropriate appeals process, and if necessary, through appropriate litigation. Based on the current information available, the Company believes any exposure would not be material to its consolidated financial statements. Accordingly, no additional income tax provision has been recorded as of September 30, 2026.
In November 2022, the Company’s affiliate in the Netherlands received an assessment from the Luxembourg Tax Authorities as successor in interest to its affiliate in Luxembourg for tax years 2018 – 2019 for €271.7 million, not including interest. In March 2026, the Company received an unfavorable ruling from the Administrative Tribunal of Luxembourg. On October 15, 2026, the Administrative Court heard the Company’s appeal of the 5th Chamber’s decision and anticipates a judgment within 90 days of the appeal. The Company continues to conclude that no reserve is required for this matter.
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
16.EARNINGS (LOSS) PER SHARE
Earnings (loss) per share attributable to Bausch Health Companies Inc. is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Net income (loss) attributable to Bausch Health Companies Inc.	$436	$179	$(729)	$269
Basic weighted-average common shares outstanding	375.5	371.3	374.5	370.6
Dilutive effect of stock options and RSUs	5.2	4.2	—	3.5
Diluted weighted-average common shares outstanding	380.7	375.5	374.5	374.1
Earnings (loss) per share attributable to Bausch Health Companies Inc.
Basic	$1.16	$0.48	$(1.95)	$0.73
Diluted	$1.15	$0.48	$(1.95)	$0.72
During the nine months ended September 30, 2026, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 4,791,000 common shares for the nine months ended September 30, 2026.
During the three and nine months ended September 30, 2026, time-based RSUs, performance-based RSUs and stock options to purchase approximately 8,377,000 and 8,548,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.
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
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of September 30, 2026, the Company’s Condensed Consolidated Balance Sheets include accrued current loss contingencies of $28 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
Securities Litigation and Related Matters
U.S. Securities Litigation – Kelk Complaint
On July 26, 2023, a purported class action complaint captioned Kelk v. Bausch Health Companies Inc., et al. (No. 23-cv-03996), was filed in the U.S. District Court for the District of New Jersey against the Company and certain of its current or former officers. The action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. Plaintiffs allege that defendants made various misrepresentations and omissions regarding the Company’s proposed spin-off of Bausch + Lomb, and allege that those purported misrepresentations and omissions concealed that the spin-off was executed as part of a strategy to subvert the pending opt-out lawsuits and leave plaintiffs in those actions without viable means to a potential recovery. An amended complaint was filed on January 19, 2024. The amended complaint also alleges that defendants made various misrepresentations and omissions regarding the strength of the Company’s patents protecting its product, Xifaxan®, from generic competitors. Defendants moved to dismiss the amended complaint on March 20, 2024. On February 12, 2025, the District Court granted defendants’ motion to dismiss the amended complaint in full without prejudice. On March 14, 2025, plaintiffs filed a second amended complaint. Defendants moved to dismiss the second amended complaint on April 28, 2025. On November 20, 2025, the District Court granted defendants’ motion to dismiss the second amended complaint with prejudice. Plaintiffs appealed the dismissal in December 2025 to the U.S. Court of Appeals for the Third Circuit. Appeal briefing concluded in April 2026. On August 31, 2026, the Third Circuit notified the parties that it would decide the case on the briefs and there would be no oral argument.
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
The Catucci action was settled in 2020, and the proceeding has been discontinued against the Company, its current and former directors and officers, its underwriters and its insurers. As part of the settlement, the Company and the other defendants admitted no liability as to the claims against them and denied all allegations of wrongdoing.
The Company is aware that certain other members of the Catucci class exercised their opt-out rights prior to a June 19, 2018 deadline. On February 15, 2019, one of the entities which exercised its opt-out rights, the California State Teachers’ Retirement System (“CalSTRS”), served the Company with an application in the Quebec Superior Court for leave to pursue an action under the Quebec Securities Act against the Company, certain current or former officers and directors of the Company and its auditor. That proceeding is captioned California State Teachers’ Retirement System v. Bausch Health Companies Inc. et al. (Court File No. 500-11-055722-181). The allegations in the proceeding are similar to those made by the plaintiffs in the Catucci class action. On that same date, CalSTRS also served the Company with proceedings (Court File No. 500-17-106044-186) against the same defendants asserting claims under the Quebec Civil Code in respect of the same alleged misrepresentations.
On February 3, 2020, the Quebec Superior Court granted the application of CalSTRS for leave to pursue its respective action asserting claims under the Quebec Securities Act. On June 16, 2020, the Quebec Court of Appeal granted the defendants leave to appeal that decision. By judgment dated October 29, 2021, the appeals were dismissed.
On October 8 and 9, 2020, respectively, CalSTRS amended its proceedings to, among other things, include a new alleged misrepresentation concerning the accounting treatment of “price appreciation credits” in respect of Glumetza® during the period covered by the claims. On June 9, 2021, the Quebec Superior Court granted the Company’s application to strike the new allegations from CalSTRS’ Quebec Securities Act claim, but permitted the amendments to its claim under the Quebec Civil Code. On December 8, 2021, CalSTRS delivered its amended pleadings. The matter remains pending in Quebec.

On March 17, 2021, four additional opt-outs from the Catucci class issued a Statement of Claim in the Ontario Superior Court of Justice. That proceeding is captioned The Bank of Korea et al. v. Valeant Pharmaceuticals International, Inc. et al. (Court File No. 21-006589666-0000). In addition, these plaintiffs also served and filed a motion for leave to pursue claims under the Ontario Securities Act. In June 2026, three of the four plaintiffs filed a motion record for leave to pursue their claims. The allegations in this proceeding are similar to those made by the plaintiffs in the Catucci class action and the plaintiffs in the opt-out actions described above. The matter remains pending in Ontario.
The Company disputes the claims against it and intends to defend itself vigorously.
Antitrust Litigation
Generic Pricing Antitrust Litigation
The Company and its subsidiaries, Oceanside Pharmaceuticals, Inc., Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“BHUS”) and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“BHA”) (for the purposes of this paragraph, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania (MDL 2724, 16- MD-2724). Bausch + Lomb Corporation had been named as a defendant in the MDL in one complaint, but this complaint has been amended to remove Bausch + Lomb Corporation and, as a result, Bausch + Lomb Corporation is no longer a party to the MDL. The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The lawsuits, which are brought as putative class actions by direct purchasers, end payers, and indirect resellers, and as direct actions by direct purchasers, end payers, insurers, hospitals, pharmacies, and various Counties, Cities, and Towns, are consolidated into the MDL. The Company has settled some of these lawsuits, while others remain pending. There are also additional, separate complaints which are consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. State of Connecticut, et al. v. Sandoz, Inc., et al., (D. CT, C.A. No. 3:20-00802), in which BHUS and BHA are defendants, was remanded to the U.S. District Court for the District of Connecticut. BHUS and BHA reached an agreement to settle the Connecticut case, which received final court approval, and have been dismissed from the case with prejudice. There are cases pending in the Court of Common Pleas of Philadelphia County and New York State Supreme Court against the Company and other defendants related to the multidistrict litigation. The Company disputes the claims against it and continues to defend itself vigorously.
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

Xifaxan Antitrust Litigation
State and Federal antitrust complaints were filed against the Company and other defendants. Among other claims, the plaintiffs allege generally that (1) a 2018 patent settlement with Actavis Laboratories FL, Inc. regarding Xifaxan® 550 mg is unlawful and anticompetitive; and/or (2) the Company unlawfully listed patents in the FDA’s Orange Book for Xifaxan® 550 mg. Regarding the Federal antitrust litigation, seven lawsuits were filed and five lawsuits are now pending in District Court.
United States District Court for the District of Rhode Island:
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
•On September 22, 2026, the Mayor and City Council of Baltimore filed an end-payor plaintiff class-action antitrust lawsuit against Bausch Health Companies Inc., Salix Pharmaceuticals, Ltd., and Salix Pharmaceuticals, Inc.
On September 22, 2026, the defendants filed motions to dismiss the antitrust complaints pending in the Rhode Island District Court that were filed in 2025.

United States District Court for the District of New Jersey
•On October 12, 2026, Laura Rosenberg, individually and on behalf of all others similarly situated, filed a class action antitrust lawsuit against Bausch Health Companies Inc., Bausch Health Ireland Ltd., Salix Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc., Teva Pharmaceutical Industries Ltd., Teva Pharmaceuticals USA, Inc., and Actavis Laboratories FL, Inc. On October 19, 2026, the plaintiff voluntarily dismissed the lawsuit without prejudice.
Regarding State antitrust litigation, a lawsuit was filed on July 31, 2026, by Aetna Inc., Health Care Service Corporation and Molina Healthcare, Inc. against Bausch Health Companies Inc., Bausch Health Ireland Ltd., Salix Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc., Teva Pharmaceutical Industries, Ltd., Teva Pharmaceuticals USA, Inc. and Actavis Laboratories FL, Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania.
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
Xifaxan® Paragraph IV Proceedings
The Company filed lawsuits against Norwich Pharmaceuticals Inc. (“Norwich”) and Amneal Pharmaceuticals of New York LLC concerning the Company’s Xifaxan® (rifaximin) 550 mg tablets. The foregoing lawsuits and related litigation are referred to collectively as the “Xifaxan® Generics Litigation”. The lawsuits against Zydus Pharmaceuticals (USA) Inc. (“Zydus”), Carnegie Pharmaceuticals LLC (“Carnegie”), SABA Ilac Sanayi ve Ticaret A.S. (“SABA”), Mylan

Pharmaceuticals Inc. (“Mylan”), Alkem Laboratories Ltd. (“Alkem”), Cipla USA, Inc., Ajanta Pharma Limited (“Ajanta”), Hetero USA, Inc. (“Hetero”) and ScieGen Pharmaceuticals Inc. (“ScieGen”) are now settled.
The Norwich I Xifaxan® Litigation
On February 17, 2020, the Company and Alfasigma S.p.A. (“Alfasigma”) received a Notice of Paragraph IV Certification from Norwich, in which Norwich asserted that the U.S. patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Norwich’s generic rifaximin tablets, 550 mg, for which Norwich filed an abbreviated new drug application (an “ANDA”, and such ANDA, the “Norwich First ANDA”). Post-trial, the court issued an August 10, 2022 decision, finding that the U.S. Patents protecting the use of Xifaxan® (rifaximin) 550 mg tablets for the reduction in risk of HE recurrence valid and infringed and the U.S. patents protecting the composition, and use of Xifaxan® for treating IBS-D invalid (the “Norwich Legal Decision”). The Norwich Legal Decision was upheld by the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) and prevents FDA approval of the Norwich First ANDA until October 2029.
In a letter to Norwich on June 2, 2023, the FDA granted tentative approval to the Norwich First ANDA, but confirmed that it is enjoined from granting final approval until October 2029. On June 5, 2023, Norwich brought a lawsuit against the FDA in the U.S. District Court for the District of Columbia (the “DC District Court”), alleging that the FDA acted improperly by only granting tentative approval to the Norwich First ANDA rather than final approval (the “First Norwich DC Lawsuit”). The Company intervened and on November 1, 2023, the DC District Court granted the Company’s and FDA’s motions for summary judgment. Norwich appealed in December 2023, and on June 26, 2026, the U.S. Court of Appeals for the District of Columbia Circuit (the “DC Circuit”) affirmed the DC District Court decision and found that FDA did not act arbitrarily, capriciously, or contrary to law when FDA confirmed that it is enjoined from granting final approval to the Norwich First ANDA until October 2029.
The Norwich II Xifaxan® Litigation
The Company received a Notice of Paragraph IV Certification from Norwich, dated May 10, 2024, in which Norwich asserted that certain U.S. Patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of Norwich’s generic rifaximin tablets, 550 mg, for which Norwich filed an amended ANDA (the “Norwich Second ANDA”). On June 20, 2024, the Company filed suit against Norwich in the U.S. District Court for the District of New Jersey pursuant to the Hatch-Waxman Act, alleging infringement by Norwich of one or more claims of U.S. Patent Nos. 11,564,912 and 11,779,571. On March 10, 2026, Amneal and Norwich filed a motion for summary judgment. On October 7, 2026, the District Court held a hearing on defendants’ motions for summary judgment. No trial date has been set.
In a letter to Norwich on January 10, 2025, the FDA granted tentative approval to the Norwich Second ANDA. In the January 10 letter, the FDA confirmed that the first ANDA applicant for rifaximin 550 mg tablets is eligible for 180-day exclusivity. The 180-day exclusivity precludes the FDA from granting final approval to the Norwich Second ANDA. On January 13, 2025, Norwich brought a lawsuit against the FDA in the DC District Court, alleging that the FDA acted improperly by only granting tentative approval to the Norwich Second ANDA rather than final approval (the “Second Norwich DC Lawsuit”). In the Second Norwich DC Lawsuit, Norwich asserts (1) that the Norwich Second ANDA is not subject to a 30-month stay of approval and (2) that the first ANDA applicant for rifaximin 550 mg tablets forfeited their 180-day exclusivity. Teva Pharmaceuticals USA, Inc. (“Teva”) and Salix intervened in the Second Norwich DC Lawsuit as defendants. On April 17, 2025, the DC District Court granted summary judgment in favor of the FDA, Teva, and the Company. The DC District Court confirmed that the FDA’s decision to only tentatively approve the Norwich Second ANDA was not arbitrary, capricious, or contrary to law because Teva had not forfeited its 180-day exclusivity. On April 18, 2025, Norwich appealed the judgment to the DC Circuit. The Court held oral arguments on December 11, 2025. On December 12, 2025, the Court issued an order requesting supplemental briefing from the parties. After supplemental briefing concluded in the DC Circuit, the Company filed a motion for leave and a cross-claim against the FDA on February 6, 2026 in the DC District Court. On March 5, 2026, the DC District Court issued an order denying the Company’s motion for lack of jurisdiction. On March 19, 2026, the FDA filed a letter to the DC Circuit advising that Actavis (Teva) received final approval for its generic rifaximin 550 mg tablets. On August 25, 2026, the DC Circuit issued an opinion affirming-in-part and reversing-in-part the DC District Court’s April 17 decision. The DC Circuit affirmed the DC District Court’s decision rejecting Norwich’s “failure to market” theory of forfeiture, but reversed the DC District Court’s decision rejecting Norwich’s “failure to obtain tentative approval” theory, and remanded the case to the FDA so that the agency may apply a “but-for” causation standard in the first instance. On October 9, 2026, Teva filed a petition for rehearing en banc of the DC Circuit’s opinion. On October 28, 2026, the DC Circuit denied Teva’s rehearing petition.

The Amneal Xifaxan® Litigation
On February 28, 2024, the Company received a Notice of Paragraph IV Certification from Amneal Pharmaceuticals of New York, LLC, U.S. Agent for Amneal EU, Limited (collectively “Amneal”), in which Amneal asserted that certain U.S. Patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, offer for sale, and/or importation of Amneal’s generic rifaximin tablets, 550 mg, for which Amneal filed an ANDA. On April 5, 2024, the Company and Alfasigma filed suit against Amneal in the U.S. District Court for the District of New Jersey pursuant to the Hatch-Waxman Act, alleging infringement by Amneal of one or more claims of the Xifaxan® patents, thereby triggering a 30-month stay of the approval of Amneal’s ANDA for rifaximin tablets, 550 mg. Although enjoined from granting final approval, the FDA granted tentative approval to Amneal’s ANDA on January 16, 2025. On March 10, 2026, Amneal and Norwich filed a motion for summary judgment. On October 7, 2026, the District Court held a hearing on defendants’ motions for summary judgment. No trial date has been set.
The Company remains confident in the strength of the Xifaxan® patents and intends to vigorously defend its intellectual property.
The Cabtreo® Paragraph IV Proceedings
The Taro Cabtreo® Litigation
The Company received a Notice of Paragraph IV Certification from Taro Pharmaceuticals Inc. (“Taro”), dated February 5, 2025, in which Taro asserted that U.S. Patents listed in the FDA’s Orange Book for the Company’s Cabtreo® (clindamycin phosphate, adapalene, benzoyl peroxide) gel, 1.2%/0.15%/3.1%, are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, offer for sale, and/or importation of Taro’s generic clindamycin phosphate/adapalene/benzoyl peroxide gel, 1.2%/0.15%/3.1%, for which Taro filed an ANDA. On March 20, 2025, the Company filed suit against Taro pursuant to the Hatch-Waxman Act, alleging infringement by Taro of one or more claims of the Cabtreo® patents, thereby triggering a 30-month stay of the approval of Taro’s ANDA for clindamycin phosphate/adapalene/benzoyl peroxide gel, 1.2%/0.15%/3.1%. On October 2, 2026, the parties executed a confidential settlement agreement resolving the dispute.
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
Product Liability Litigation
Shower to Shower® Products Liability Litigation
Since 2016, the Company and its affiliates, including Bausch + Lomb, have been named in a number of product liability lawsuits involving the Shower to Shower® body powder product acquired in September 2012 from Johnson & Johnson; due to dismissals, twenty-one (21) of such product liability suits currently remain pending. In three (3) cases pending in the Atlantic County, New Jersey Multi-County Litigation, agreed stipulations of dismissal have been entered by the Court, thus dismissing the Company from those cases. One (1) case was also recently dismissed with prejudice in its entirety for failure of plaintiff to comply with court orders requiring plaintiff fact sheets. Four (4) cases in the federal multidistrict litigation have been dismissed recently for failure to comply with orders requiring plaintiff profile forms and/or for failure to produce evidence of a diagnosis of gynecologic ovarian cancer. Potential liability (including its attorneys’ fees and costs) arising out of these remaining suits is subject to full indemnification obligations of Johnson & Johnson owed to the Company and its affiliates, including Bausch + Lomb, and legal fees and costs will be paid by Johnson & Johnson. Twenty (20) of these lawsuits filed by individual plaintiffs allege that the use of Shower to Shower® caused the plaintiffs to develop ovarian cancer, mesothelioma or breast cancer. The allegations in these cases include failure to warn, design defect, manufacturing defect, negligence, gross negligence, breach of express and implied warranties, civil conspiracy concert in action, negligent misrepresentation, wrongful death, loss of consortium and/or punitive damages. The damages sought include compensatory damages, including medical expenses, lost wages or earning capacity, loss of consortium and/or compensation for pain and suffering, mental anguish, anxiety and discomfort, physical impairment and loss of enjoyment of life. Plaintiffs also seek pre- and post-judgment interest, exemplary and punitive damages, and attorneys’ fees. Additionally, two proposed class actions were filed in Canada against the Company and various Johnson & Johnson entities (one in the Supreme Court of British Columbia and one in the Superior Court of Quebec), on behalf of persons who have purchased or used Johnson & Johnson’s Baby Powder or Shower to Shower®. The class actions allege the use of the product increases certain health risks (British Columbia) or negligence in failing to properly test, failing to warn of health risks, and failing to remove the products from the market in a timely manner (Quebec). The plaintiffs in these actions are seeking awards of general, special, compensatory and punitive damages. On November 17, 2020, the British Columbia court issued a judgment declining to certify a class as to the Company or Shower to Shower®, and at this time no appeal of that judgment has been filed. On December 16, 2021, the plaintiff in the British Columbia class action filed a Second Amended Notice of Civil Claim and Application for Certification, removing the Company as a defendant; as a result, the British Columbia class action is concluded as to the Company.
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
In December 2023, LTL changed its name to LLT Management LLC (“LLT”). In June and July 2024, LLT solicited votes for a new “pre-packaged” Chapter 11 plan, and after the reported successful solicitation of votes to commence the planned bankruptcy, LLT and certain affiliates underwent another corporate restructuring that resulted in two entities, Red River Talc LLC (“Red River”) and Pecos River Talc LLC (“Pecos River”), assuming the talc liabilities of LLT. On September 20, 2024, Red River filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of Texas (the “Texas Bankruptcy Court”), seeking to resolve all ovarian cancer related talc claims. On October 21, 2024, the Texas Bankruptcy Court agreed to enter a temporary restraining order and preliminary injunction staying all ovarian cancer-related talc claims at least through December 2024, which it has then extended through March 15, 2025. On December 9, 2024, Red River filed a Second Amended Chapter 11 plan incorporating the settlement with the Talc Claimants’ Committee. A hearing on confirmation of the plan and any objections thereto began on February 18, 2025. Johnson & Johnson has reported that the entity Pecos River will be responsible for resolving all non-ovarian cancer-related talc claims outside of bankruptcy. After the conclusion of the confirmation hearing, on March 31, 2025, the Texas Bankruptcy Court issued a memorandum decision denying confirmation of the plan, ordering the dismissal of Red River’s bankruptcy case and vacating the preliminary injunction. The debtor’s time to appeal has expired. Certain claimants filed motions to reconsider the dismissal of the bankruptcy case. Those motions were denied and the time to appeal has expired.
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
In May 2020, the District Court granted defendants’ motion to dismiss, holding that Plaintiff-relator’s qui tam action was precluded by the False Claims Act’s public disclosure bar. Plaintiff-relator appealed to the U.S. Court of Appeals for the Ninth Circuit. In August 2023, the Court of Appeals reversed the District Court’s order and remanded to the District Court for further proceedings. In September 2023, the Company filed a petition for rehearing or rehearing en banc with the Court of Appeals. On January 5, 2024, the Court of Appeals panel denied the petition and issued an amended opinion, still reversing the District Court’s order and remanding the case to the District Court for further proceedings. On April 4, 2024, the Company filed a petition for a writ of certiorari to the Supreme Court, which was denied on October 7, 2024. Mandate issued and the case returned to the District Court. On November 27, 2024, Plaintiff-relator filed an amended complaint. The Company filed a motion to dismiss the amended complaint on February 5, 2025. On July 22, 2025, the District Court granted the motion to dismiss with leave to amend, holding that the amended complaint did not adequately differentiate between the multiple named defendants. Plaintiff-relator filed his amended complaint on August 11, 2025. The Company filed a motion to dismiss the third amended complaint on August 26, 2025. On March 31, 2026, the Court denied the Company’s motion to dismiss and lifted the discovery stay. In April 2026, the Company answered the plaintiff-relator’s third amended complaint and the District Court set a trial date for September 20, 2027. On June 17, 2026, Defendant Dr. Falk filed a motion for partial judgment on the pleadings. The Court set an oral argument date of January 21, 2027, for Dr. Falk’s motion for partial judgment on the pleadings. A mediation is scheduled for November 3, 2026.
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
Completed or Inactive Matters
The following matters have concluded, have settled, are the subject of an agreement to settle or have otherwise been closed during or prior to the three months ended September 30, 2026 or have been inactive from the Company’s perspective for several fiscal quarters or the Company anticipates that no further material activity will take place with respect thereto. Due to the closure, settlement, inactivity or change in status of the matters referenced below, these matters will no longer appear in the Company’s future public reports and disclosures, unless required or as deemed appropriate. With respect to inactive matters, to the extent material activity takes place in subsequent quarters with respect thereto, the Company will provide updates as required or as deemed appropriate.
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
On January 15, 2026, the parties filed a consent with the Court for an Order discontinuing the action without prejudice. The Court entered discontinuance of the action on August 26, 2026, without prejudice to putative class members other than Ren.
Generic Pricing Antitrust Litigation (Resolved)
In addition to the matter described above under “Generic Pricing Antitrust Litigation”, Bausch Health Companies Inc. and certain U.S. and Canadian subsidiaries (for the purposes of this paragraph, collectively the “Company”) were also named as defendants in a proposed class proceeding entitled Kathryn Eaton v. Teva Canada Limited, et al. in the Federal Court in Toronto, Ontario, Canada (Court File No. T-607-20). The plaintiff sought to certify a proposed class action on behalf of persons in Canada who purchased generic drugs in the private sector, alleging that the Company and other defendants violated the Competition Act by conspiring to allocate the market, fix prices, and maintain the supply of generic drugs, and seeking damages under federal law. The proposed class action contained similar allegations to the In re: Generic Pharmaceuticals Pricing Antitrust Litigation pending in the U.S. Court for the Eastern District of Pennsylvania. On February, 20, 2026, the Canadian court declined to certify the action and dismissed the action against the Company. The deadline for the filing of an appeal has passed with no appeal filed.

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
On May 15, 2023, the PTAB issued a Final Written Decision, finding all claims of U.S. Patent No. 8,293,742 unpatentable (IPR2022-00142). This decision was appealed to the Federal Circuit. The Federal Circuit issued its opinion on June 30, 2025, which reversed the PTAB’s claim construction of a certain limitation, vacated its obviousness finding, and remanded for further proceedings.
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
Vyzulta® and Lotemax® SM
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
Segment Revenues and Profits
Segment revenues, profits and reconciliation of segment profit to consolidated Income (loss) before income taxes were as follows:

	Three Months Ended September 30,
	Salix		International		Solta Medical		Diversified		Bausch + Lomb		Total
(in millions)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Revenues	$831	$716	$299	$286	$165	$140	$271	$258	$1,375	$1,281	$2,941	$2,681
Less:
Cost of goods sold (a)	42	46	118	118	43	30	33	32	485	509
Cost of other revenues	—	—	13	14	—	—	—	—	1	1
Selling, general and administrative	66	79	64	57	38	31	39	41	444	429
Research and development	7	21	5	7	8	9	4	3	35	41
Segment profit	$716	$570	$99	$90	$76	$70	$195	$182	$410	$301	$1,496	$1,213
Corporate											(265)	(243)
Amortization of intangible assets											(227)	(253)
Restructuring, integration and separation costs											(10)	(17)
Other expense, net											(11)	(81)
Operating income											983	619
Interest income											13	15
Interest expense											(398)	(412)
Gain on extinguishment of debt											—	3
Foreign exchange and other											(1)	(7)
Income before income taxes											$597	$218

	Nine Months Ended September 30,
	Salix		International		Solta Medical		Diversified		Bausch + Lomb		Total
(in millions)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Revenues	$2,228	$1,885	$889	$826	$512	$381	$675	$682	$4,013	$3,696	$8,317	$7,470
Less:
Cost of goods sold (a)	129	128	350	337	132	93	90	95	1,494	1,513
Costs of other revenues	—	—	48	45	—	—	—	—	2	4
Selling, general and administrative	271	302	194	172	113	91	125	129	1,359	1,346
Research and development	39	59	20	19	25	20	11	10	136	104
Segment profit	$1,789	$1,396	$277	$253	$242	$177	$449	$448	$1,022	$729	$3,779	$3,003
Corporate											(786)	(772)
Amortization of intangible assets											(693)	(765)
Goodwill impairments											(1,426)	—
Restructuring, integration and separation costs											(32)	(49)
Other expense, net											(69)	(78)
Operating income											773	1,339
Interest income											34	39
Interest expense											(1,196)	(1,207)
(Loss) gain on extinguishment of debt											(1)	181
Foreign exchange and other											(19)	(41)
(Loss) income before income taxes											$(409)	$311
(a) Cost of goods sold excludes amortization and impairments of intangible assets.
During the nine months ended September 30, 2026 and 2025, ten products represented 53% and 50% of total revenues, respectively.
19.SUBSEQUENT EVENTS
Bausch + Lomb Chief Executive Officer Transition
On October 12, 2026, Thomas J. Appio was appointed Interim Chief Executive Officer of Bausch + Lomb. Mr. Appio will continue to serve as Chief Executive Officer of Bausch Health while assuming leadership of Bausch + Lomb. In connection with this appointment, Brent Saunders departed as Chief Executive Officer and as a member of the Board of Directors of Bausch + Lomb, effective October 12, 2026. Pursuant to a separation agreement, Mr. Saunders will receive a lump-sum cash payment of approximately $75 million. In addition, all of Mr. Saunders’ outstanding equity and equity-based awards in Bausch + Lomb were forfeited and cancelled.
Share Repurchase Program
On October 24, 2026, the Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to $50 million of its outstanding common shares. The timing and amount of any repurchases will depend on market conditions and other factors, and the program does not obligate the Company to repurchase any particular amount of common shares and may be suspended or discontinued at any time.
Redemption of 8.500% Senior Notes Due 2027
On October 28, 2026, the Company announced that its subsidiary, BHA, will issue an irrevocable notice of redemption dated October 29, 2026 to redeem all of its outstanding 8.500% Senior Notes due 2027, representing approximately $643 million in aggregate principal amount. The redemption is scheduled for November 30, 2026 and will be funded using cash on hand. In connection with the redemption, the indenture governing these notes will be terminated.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” “Bausch Health,” and similar terms refer to Bausch Health Companies Inc. and its subsidiaries, taken together. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes (the “Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 (this “Form 10-Q”). The matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended, and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning of applicable Canadian securities laws (collectively “forward-looking statements”). Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “strive”, “ongoing”, “likely”, “evolve”, “decrease” or “increase” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements.
These statements are based upon the current expectations and beliefs of management. Readers are cautioned that actual results may vary from those in the forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions relating to: (i) our ability to execute our business strategy, business plans and operational efficiency initiatives; (ii) demand for, competitive positioning of and pricing for our current and anticipated products and our ability to achieve expected revenues, margins and expense levels; (iii) the successful development, regulatory approval, manufacture and timing of launches and commercialization of pipeline and other products; (iv) the completion, timing, integration and expected benefits of completed and pending acquisitions and other strategic transactions and the potential separation of our eye health business consisting of our Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals businesses on anticipated terms, timing and costs; (v) the scope, duration and financial and operational impact of product quality matters and manufacturing facility compliance and certification matters; (vi) the continued availability and performance of key third‑party distribution, fulfillment and other arrangements and the stability of global supply chains; (vii) the continuation of patent protection and regulatory exclusivity for key products; (viii) the expected impacts of the Inflation Reduction Act (“IRA”), and the impact of the negotiated prices for Xifaxan®, expected to become effective in 2027, under certain programs of the Centers for Medicare & Medicaid Services (“CMS”) and other healthcare reform measures and our ability to mitigate the impact thereof; (ix) our ability to generate cash flows and access liquidity to meet working capital needs, satisfy debt maturities as they become due, reduce debt levels and comply with financial and other covenants under our financing arrangements; (x) the expected scope and impact of tariffs, counter‑tariffs and other trade restrictions and the effectiveness of mitigation actions and the Company’s ability to recover any tariffs that are eligible for refund claims; (xi) macroeconomic and geopolitical conditions (including inflation, recessionary pressures, foreign currency exchange rates and interest rates), changes in tax laws and related guidance (including legislation referred to as the One Big Beautiful Bill Act (the “OBBBA”) and Organisation for Economic Co-operation and Development (“OECD”) related measures); (xii) the expected outcomes of litigation, subpoenas, investigations, reviews, audits, regulatory proceedings and other contingencies; (xiii) the recent changes to the composition of the Bausch + Lomb board of directors and executive leadership team including the appointment of Bausch Health’s Chief Executive Officer as Chairman of the board of directors and interim Chief Executive Officer of Bausch + Lomb while concurrently serving as Bausch Health’s Chief Executive Officer; and (xiv) the factors described under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Our accompanying unaudited interim Condensed Consolidated Financial Statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2025, which were included in our Annual Report on Form 10-K. In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional company information is available on SEDAR+ at www.sedarplus.ca and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted. Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.
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
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, we announced our plan to separate our eye health business consisting of our Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals businesses into an independent publicly traded entity, Bausch + Lomb (the “B+L Separation”). On May 10, 2022, a wholly owned subsidiary of Bausch Health sold 35,000,000 common shares of Bausch + Lomb in the initial public offering of Bausch + Lomb. Bausch Health currently indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 87% of B+L’s outstanding common shares as of October 21, 2026.
We continue the evaluation of all relevant factors and considerations relating to our investment in Bausch + Lomb, including the Xifaxan® Generics Litigation (see “Xifaxan® Paragraph IV Proceedings” of Note 17, “LEGAL PROCEEDINGS” to our unaudited interim Condensed Consolidated Financial Statements).
See Item 1A. “Risk Factors — Risks Relating to the B+L Separation” of our Annual Report on Form 10-K for the year ended December 31, 2025 for risks relating to the B+L Separation.
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
Bausch + Lomb June 2025 Refinancing Activity
On June 26, 2025, Bausch + Lomb entered into an incremental amendment to its credit agreement (the “B+L June 2025 Credit Facility Amendment”), which consisted of a new $800 million revolving credit facility maturing June 26, 2030 (the “B+L 2030 Revolving Credit Facility”) and a new $2,325 million term B loan facility maturing January 15, 2031 (the “B+L January 2031 Term Loan B Facility”). In addition, Bausch + Lomb’s subsidiaries, Bausch + Lomb Netherlands B.V. and Bausch & Lomb Incorporated, issued €675 million aggregate principal amount of Senior Secured Floating Rate Notes due January 2031 (the “B+L January 2031 Secured Notes” and, together with the B+L October 2028 Senior Secured Notes, the “B+L Senior Secured Notes”). The B+L January 2031 Secured Notes accrue interest at a rate per annum of: (i) three-month EURIBOR (subject to a 0% floor) plus (ii) 3.875%, reset quarterly, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2026.
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
In January 2026, Bausch + Lomb entered into a refinancing transaction amendment (the “B+L January 2026 Credit Facility Amendment”; the B+L Original Credit Agreement, as amended by the B+L September 2023 Credit Facility Amendment, the B+L November 2024 Credit Facility Amendment, the B+L June 2025 Credit Facility Amendment and the B+L January 2026 Credit Facility Amendment, the “B+L Amended Credit Agreement”) providing for a new $2,802 million term loan facility maturing on January 15, 2031 (the “B+L January 2031 Refinancing Term Facility” or the “B+L Term Facilities”; the B+L Term Facilities, together with the B+L 2030 Revolving Credit Facility, the “B+L Senior Secured Credit Facilities”). The proceeds from the B+L January 2031 Refinancing Term Facility were used to refinance, in full, the B+L September 2028 Term Loan B Facility and the B+L January 2031 Term Loan B Facility.
The April 2025 Refinancing Transactions, August 2025 Repurchase Activity, December 2025 Exchange, B+L June 2025 Refinancing Activity and B+L January 2031 Refinancing Term Facility provide us more flexibility to operate and allow us to more effectively allocate capital to initiatives that will strengthen our products and brands.
As of September 30, 2026, we had aggregate maturities and mandatory payments of our principal balances of debt obligations as follows:

(in millions)	Remainder of 2026	2027	2028	2029	2030	2031	Thereafter	Total
Total debt obligations	$15	$701	$3,766	$1,667	$4,123	$3,896	$6,000	$20,168
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
Solta Medical
•Clear + Brilliant® Touch - The latest generation Clear + Brilliant® laser is designed to deliver a customized and more comprehensive skin resurfacing treatment protocol by providing patients of all ages and skin types the benefits of two wavelengths in one treatment. To support its ongoing global expansion, the device has been submitted for regulatory approval in multiple markets globally. Clear + Brilliant® Touch was launched in Canada in February 2026 and subsequently received EU Medical Device Regulation (“MDR”) approval in September 2026, enabling the device to be marketed in the EU.
•Fraxel FTX® - The next generation Fraxel® is a fractionated laser device for skin resurfacing that has been submitted for approval in multiple markets globally. Fraxel FTX® was launched in Australia in September 2026.
Dermatology
•CABTREO® Topical Gel - The first and only FDA approved fixed-dose, triple-combination topical treatment for acne was submitted for approval to the European Medicines Agency of the EU.
Bausch + Lomb
•Lumify® Franchise – An OTC redness reliever eye drop that significantly reduces redness to help eyes look whiter and brighter. To date, Bausch + Lomb has launched and acquired the right to launch Lumify® in various countries. A new line extension formulation, Lumify® Preservative Free was launched in the first quarter of 2025. In addition, Bausch + Lomb has completed a Lumify® next generation development program, for which a Phase 3 study met all primary and secondary endpoints and for which the New Drug Application has been submitted and approval is anticipated during the first half of 2027.
•Blink® Franchise – During June 2024, Bausch + Lomb expanded its OTC dry eye portfolio with the launch of Blink® NutriTears®, a clinically proven OTC nutritional supplement that targets the key root causes of dry eyes, promotes healthy tear production and provides noticeable relief of eye dryness symptoms. In June 2025, Bausch + Lomb launched Blink® Boost preservative-free lubricating eye drops in the U.S. and in March 2026, launched a preservative-free lipid-based formulation of the Blink Triple Care® product.
•LuxLife® – Bausch + Lomb is expanding its portfolio of premium intraocular lenses (“IOLs”) built on the “Lux” platform with the LuxLife® Trifocal IOL with two options, non-Toric and Toric for astigmatic patients. The European launch of this product is in process.

•Bausch + Lomb is expanding its portfolio of premium IOLs built on the enVista® platform with: enVista Aspire® monofocal and toric IOLs with Intermediate Optimized optics launched in the U.S. in October 2023, in Europe and Canada in 2025, enVista Envy® trifocal IOLs launched in Canada, the U.S., Europe and Hong Kong, and rollouts into additional geographies are expected and enVista BeyondTM extended depth of focus IOL is anticipated to launch in the U.S. in 2027. Bausch + Lomb recently received topline results and is conducting a comprehensive review of the data.
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
On October 8, 2026, Bausch + Lomb entered into an agreement to acquire certain ophthalmic surgical manufacturing businesses. The acquisition is expected to close during the fourth quarter of 2026 for an upfront cash payment of approximately $85 million, due at closing.
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
Patient Access and Pricing Team - Our Patient Access and Pricing Team is committed to maintaining patients’ ability to access our branded prescription pharmaceutical products. All pricing actions are subject to review by the Patient Access and Pricing Team. Future pricing changes and programs could affect the average realized pricing for our products and may have a significant impact on our revenues and profits.
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
Solta Medical - More than 75% of our Solta Medical business revenue has historically come from consumables, which we believe results in a durable business model. We continue to invest in key markets, including through the acquisition of Shibo Zhenmei in China. Our Thermage® FLX, Fraxel FTX® and Clear + Brilliant® Touch platforms continue to expand, reaching more customers. Clear + Brilliant® Touch launched in Canada in February 2026 and subsequently received EU MDR approval in September 2026, enabling the device to be marketed in the EU.
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
On April 2, 2026, the White House posted a Presidential proclamation imposing, effective September 29, 2026, a one hundred percent (100%) tariff on patented pharmaceutical products and ingredients imported into the United States following an investigation into the effects of imports of pharmaceuticals and pharmaceutical ingredients on the national security of the United States under section 232 of the Trade Expansion Act of 1962, as amended. The tariff rate is reduced to fifteen percent (15%) for products originating from the European Union, Japan, Korea or Switzerland and Liechtenstein. A zero percent (0%) tariff applies through January 20, 2029 for companies that enter Most Favored Nation pricing agreements with the Department of Health and Human Services and onshoring agreements with the Department of Commerce. We do not expect these tariffs to have a material impact on our business and consolidated results of operations.
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
Our revenues attributable to Russia, Ukraine and Belarus for each of the nine months ended September 30, 2026 and 2025 were approximately 2% of our total revenues. In addition, we do not have any research or manufacturing facilities in Russia, Ukraine or Belarus. While we have been monitoring this conflict and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on our business.
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
The United States did not announce plans to enact the tax measures under the two-pillar plan. On January 20, 2025, the Trump administration issued an executive order declaring the Inclusive Framework has no force or effect in the U.S. absent congressional action, and directing the U.S. Department of Treasury to: (i) investigate whether any non-U.S. countries are not in compliance with any U.S. tax treaty or have implemented or are likely to implement tax rules that are extraterritorial or disproportionately affect U.S. companies, which may include actions or taxes imposed under Pillar One or Pillar Two, and (ii) develop options for “protective measures” in response to any such noncompliance or tax rules. On June 28, 2025, the United States and the rest of the G7 countries announced an agreement that would, in principle, exclude U.S. parented groups from certain taxes under Pillar Two and address certain risks of base erosion and profit shifting. In January 2026, the OECD published the “side by side” arrangement package to implement this exclusion. In September 2026, the Inclusive Framework released further guidance and an updated GloBE Information Return to incorporate the simplifications included in the “side by side” arrangement package. However, we cannot predict whether the United States will adopt any other protective measures including with respect to any taxes imposed under Pillar One, or whether or how any non-U.S. countries may change their tax laws, including with respect to taxes imposed under Pillar One or Pillar Two, in response to the executive order, the “side by side” arrangement described above, or otherwise. It is possible that any changes in United States or non-U.S. tax law could have a material adverse effect on our future tax liabilities and our effective tax rate.
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
One Big Beautiful Bill Act
On July 4, 2025, President Trump signed into law the OBBBA. The effects of this legislation for the Company include extending and modifying certain key provisions of the Tax Cuts and Jobs Act enacted in December 2017 (both domestic and international). The corporate tax rate remains unchanged but bonus, depreciation and an adjustment to the interest limitation were retroactive to January 1, 2025. The OBBBA makes additional changes to international tax provisions, including substantive changes to net controlled foreign corporation tested income, foreign-derived intangible income, and base erosion and anti-abuse tax provisions. These changes are effective for taxable years after 2025. We believe the impact of this legislation will be favorable to our future tax positions.
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
In June 2026, following a routine FDA inspection of Bausch + Lomb’s Tampa, Florida facility, as part of its findings, the FDA issued an Official Action Indicated (“OAI”) of this facility. Bausch + Lomb submitted to the FDA a response to the initial inspection and a subsequent response to the OAI, in connection with which it fully completed all comprehensive corrective and preventive actions raised. Subsequently, in September 2026, Bausch + Lomb received a warning letter from the FDA in connection with this matter. Bausch + Lomb has submitted its response to the FDA in connection with the warning letter, and is in the process of completing the corrective and preventive actions raised. Bausch + Lomb has also requested a meeting with the FDA and is awaiting a response from the FDA. The warning letter does not require the Tampa facility to cease manufacturing operations and does not require a product recall, withdrawal or other market action. The Tampa facility continues to manufacture, release and distribute products and Bausch + Lomb does not anticipate any interruption to product supply and remains confident in the quality and safety of products manufactured at the Tampa facility.
As of September 30, 2026, our remaining global operations and facilities have the relevant operational good manufacturing practices certificates and all Company products and our operating sites are in compliance in all material respects with the requirements of all relevant notified bodies and global health authorities, subject to ordinary course inspections, observations and remediations. See Item 1A “Risk Factors – Manufacturing and Supply Risks” of our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on certain risks relating to manufacturing activities.

FINANCIAL PERFORMANCE HIGHLIGHTS
The following table provides selected unaudited financial information for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share data)	2026	2025	Change	2026	2025	Change
Revenues	$2,941	$2,681	$260	$8,317	$7,470	$847
Operating income	$983	$619	$364	$773	$1,339	$(566)
Income (loss) before income taxes	$597	$218	$379	$(409)	$311	$(720)
Net income (loss) attributable to Bausch Health Companies Inc.	$436	$179	$257	$(729)	$269	$(998)
Earnings (loss) per share attributable to Bausch Health Companies Inc.
Basic	$1.16	$0.48	$0.68	$(1.95)	$0.73	$(2.68)
Diluted	$1.15	$0.48	$0.67	$(1.95)	$0.72	$(2.67)
Financial Performance
Summary of the Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Revenues for the three months ended September 30, 2026 and 2025 were $2,941 million and $2,681 million, respectively, an increase of $260 million, or 10%. The increase reflects broad-based growth across all reportable segments and was primarily driven by: (i) improved net realized pricing and (ii) incremental sales attributable to acquisitions, partially offset by lower volumes. These changes in net realized pricing and volumes were partially the result of our decision to exit certain channels, as discussed below.
Operating income for the three months ended September 30, 2026 and 2025 was $983 million and $619 million, respectively, and included non-cash charges for Depreciation and amortization of intangible assets of $284 million and $306 million, acquired in-process research and development (“IPR&D”) costs of $0 and $81 million and Share-based compensation of $52 million and $43 million, respectively. The increase in our operating income of $364 million reflects, among other factors:
•an increase in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $269 million, primarily due to the increase in revenues, as previously discussed;
•an increase in selling, general and administrative (“SG&A”) expenses of $39 million, primarily attributable to higher compensation costs and selling expenses, partially offset by lower general and administrative expenses; and
•a decrease in Other expense, net of $70 million, primarily attributable to lower acquired IPR&D costs related to the 2025 acquisition of DURECT.
Income before income taxes for the three months ended September 30, 2026 and 2025 was $597 million and $218 million, respectively, a favorable change of $379 million. The change is primarily attributable to the increase in our operating income of $364 million, as previously discussed, and a decrease in Interest expenses of $14 million.
Net income attributable to Bausch Health for the three months ended September 30, 2026 and 2025 was $436 million and $179 million, respectively, a favorable change of $257 million, which is primarily attributable to a favorable change in Income before income taxes of $379 million, as previously discussed, offset by an unfavorable change in Provision for income taxes of $114 million.
Summary of the Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Revenues for the nine months ended September 30, 2026 and 2025 were $8,317 million and $7,470 million, respectively, an increase of $847 million, or 11%. The increase is attributable to growth in our Salix, Bausch + Lomb, Solta Medical and International segments driven by: (i) improved net realized pricing, (ii) incremental sales attributable to acquisitions and (iii) the favorable impact of foreign currencies, partially offset by lower volumes. These changes in net realized pricing and volumes were partially the result of our decision to exit certain channels, as discussed below.
Operating income for the nine months ended September 30, 2026 and 2025 was $773 million and $1,339 million, respectively, and included non-cash charges for Depreciation and amortization of intangible assets of $860 million and $918 million, Acquired IPR&D costs of $16 million and $110 million, Goodwill impairments of $1,426 million and $0 and Share-based compensation of $158 million and $132 million, respectively. The decrease in our operating income of $566 million reflects, among other factors:
•an increase in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $820 million, primarily due to the increase in revenues, as previously discussed;
•an increase in SG&A expenses of $46 million, primarily attributable to higher compensation costs and selling expenses, partially offset by lower general and administrative expenses;
•an increase in Goodwill impairments of $1,426 million related to our Salix reporting unit; and
•a decrease in Other expense, net of $9 million, primarily attributable to lower: (i) acquired IPR&D costs related to the 2025 acquisition of DURECT and (ii) provisions for certain legal matters, partially offset by higher Acquisition-related contingent consideration during 2026.
Loss before income taxes for the nine months ended September 30, 2026 was $409 million as compared to Income before income taxes of $311 million for the nine months ended September 30, 2025, a decrease in our results of $720 million. The change is primarily attributable to: (i) a decrease in our operating income of $566 million, as previously discussed, and (ii) a decrease in Gain on extinguishment of debt of $182 million.
Net loss attributable to Bausch Health for the nine months ended September 30, 2026 was $729 million as compared to Net income attributable to Bausch Health of $269 million for the nine months ended September 30, 2025, a decrease of $998 million, primarily due to a decrease in our results of $720 million, as previously discussed, and an unfavorable change in Provision for income taxes of $228 million.
RESULTS OF OPERATIONS
Our unaudited operating results for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Revenues
Product sales	$2,912	$2,657	$255	$8,237	$7,388	$849
Other revenues	29	24	5	80	82	(2)
	2,941	2,681	260	8,317	7,470	847
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	721	735	(14)	2,195	2,166	29
Cost of other revenues	14	15	(1)	50	49	1
Selling, general and administrative	834	795	39	2,602	2,556	46
Research and development	141	166	(25)	477	468	9
Amortization of intangible assets	227	253	(26)	693	765	(72)
Goodwill impairments	—	—	—	1,426	—	1,426
Restructuring, integration and separation costs	10	17	(7)	32	49	(17)
Other expense, net	11	81	(70)	69	78	(9)
	1,958	2,062	(104)	7,544	6,131	1,413
Operating income	983	619	364	773	1,339	(566)
Interest income	13	15	(2)	34	39	(5)
Interest expense	(398)	(412)	14	(1,196)	(1,207)	11
Gain (loss) on extinguishment of debt	—	3	(3)	(1)	181	(182)
Foreign exchange and other	(1)	(7)	6	(19)	(41)	22
Income (loss) before income taxes	597	218	379	(409)	311	(720)
Provision for income taxes	(151)	(37)	(114)	(316)	(88)	(228)
Net income (loss)	446	181	265	(725)	223	(948)
Net (income) loss attributable to noncontrolling interest	(10)	(2)	(8)	(4)	46	(50)
Net income (loss) attributable to Bausch Health Companies Inc.	$436	$179	$257	$(729)	$269	$(998)

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
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
For 2026, revenues were impacted by our decision to exit certain channels within the Salix and Diversified segments during the second half of 2025. Historically, sales through these channels were subject to high rebates and chargebacks. While this strategic decision resulted in lower volumes within the exited channels, it contributed to an improvement in net realized pricing through the change in channel mix. At the same time, we have continued to see volume growth in other channels, which has helped to offset the reduction in sales from the exited channels.
Our revenues were $2,941 million and $2,681 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $260 million, or 10%. The increase was primarily due to: (i) an increase in net realized pricing, partially the result of the change in channel mix, of $244 million attributable to our Salix, Diversified, Bausch + Lomb and International segments, (ii) incremental sales attributable to acquisitions of $37 million and (iii) the impact from the discontinuation of certain non-promoted products of $11 million, partially offset by a decrease in volumes of $32 million attributable to our Salix, Diversified and Solta Medical segments, partially offset by an increase in volumes in our Bausch + Lomb segment. These changes in net realized pricing and volumes were partially the result of our decision to exit certain channels, as discussed above.
The changes in our segment revenues and segment profits for the three months ended September 30, 2026 are discussed in further detail below under “ — Reportable Segment Revenues and Profits.”
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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,
	2026		2025
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$4,759	100.0%	$4,504	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	184	3.9%	186	4.1%
Returns	3	0.1%	12	0.3%
Rebates	1,164	24.4%	1,138	25.2%
Chargebacks	417	8.7%	423	9.4%
Distribution fees	79	1.7%	88	2.0%
Total provisions	1,847	38.8%	1,847	41.0%
Net product sales	2,912	61.2%	2,657	59.0%
Other revenues	29		24
Revenues	$2,941		$2,681
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 38.8% and 41.0% for the three months ended September 30, 2026 and 2025, respectively, a decrease of 2.2 percentage points and includes:
•rebates as a percentage of gross product sales which were lower primarily due to lower rebates for certain branded products such as Apriso®, Jublia® and Wellbutrin® and Bausch + Lomb’s XIIDRA®, partially offset by higher product sales for Xifaxan® and Trulance®;
•chargebacks as a percentage of gross product sales which were lower primarily due to lower chargebacks for Xifaxan® and lower gross product sales of certain generic products such as Elidel® AG.
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
Cost of goods sold was $721 million and $735 million for the three months ended September 30, 2026 and 2025, respectively, a decrease of $14 million. The decrease was primarily driven by: (i) favorable change in product mix, (ii) lower manufacturing variances and (iii) the impact in 2025 of the amortization of inventory step-up related to Bausch + Lomb’s acquisition of XIIDRA®.
Cost of goods sold as a percentage of product sales revenue was 24.8% and 27.7% for the three months ended September 30, 2026 and 2025, respectively. The favorable change was primarily driven by: (i) increase in net realizable pricing and (ii) favorable change in product mix. Cost of goods sold as a percentage of Product sales during the three months ended September 30, 2025, was unfavorably impacted by the amortization of inventory step-up related to Bausch + Lomb’s acquisition of XIIDRA®.
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
SG&A expenses were $834 million and $795 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $39 million, or 5%. The increase was primarily attributable to higher compensation costs and selling expenses, partially offset by lower general and administrative expenses.

Research and Development Expenses
Included in Research and development are costs related to our product development and quality assurance programs. Expenses related to product development include: employee compensation costs; overhead and occupancy costs; depreciation of research and development facilities and equipment; clinical trial costs; clinical manufacturing and scale-up costs; and other third-party development costs. Quality assurance costs are the costs incurred to meet evolving customer and regulatory standards and include: employee compensation costs; overhead and occupancy costs; amortization of software; and other third-party costs.
R&D expenses were $141 million and $166 million for the three months ended September 30, 2026 and 2025, respectively, a decrease of $25 million, or 15%. The decrease is primarily attributable to lower spend on certain projects in our Salix and Bausch + Lomb segments.
R&D expenses as a percentage of Product sales were approximately 5% and 6% for the three months ended September 30, 2026 and 2025, respectively.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 1 to 20 years. Management continually assesses the useful lives related to the Company’s long-lived assets to reflect the most current assumptions.
Amortization of intangible assets was $227 million and $253 million for the three months ended September 30, 2026 and 2025, respectively, a decrease of $26 million, or 10%, primarily attributable to fully amortized intangible assets no longer being amortized in 2026.
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
Restructuring, integration and separation costs were $10 million and $17 million for the three months ended September 30, 2026 and 2025, respectively, a decrease of $7 million. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
See Note 5, “RESTRUCTURING, INTEGRATION AND SEPARATION COSTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding these actions.
Other Expense, Net
Other expense, net for the three months ended September 30, 2026 and 2025 consists of the following:

	Three Months Ended September 30,
(in millions)	2026	2025
Litigation and other matters, net of insurance recoveries and restitutions	$10	$35
Asset impairments	4	1
Acquisition-related transaction costs	3	2
Acquired IPR&D costs	—	81
Acquisition-related contingent consideration	(4)	(32)
Other, net	(2)	(6)
	$11	$81

Litigation and other matters, net of insurance recoveries and restitutions primarily relates to adjustments to provisions for certain legal matters.
Asset impairments are related to a change in the future forecasted revenues and a product discontinuation.
Acquired IPR&D costs in 2025 are related to the DURECT acquisition.
Acquisition-related contingent consideration reflects changes in: (i) estimated amount and timing of projected cash flows of certain products and (ii) the timing of regulatory approval of certain pipeline products in 2025.

Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization and write-off of debt discounts, premiums and debt issuance costs under our credit facilities and notes, and the amortization of amounts excluded from the assessment of hedge effectiveness over the term of the Company’s cross-currency swaps.
Interest expense was $398 million and $412 million and included non-cash amortization and write-offs of debt premiums, discounts and deferred issuance costs of $11 million and $16 million, for the three months ended September 30, 2026 and 2025, respectively. Interest expense for the three months ended September 30, 2026 decreased $14 million, or 3%, as compared to the three months ended September 30, 2025. The decrease is primarily attributable to lower interest rates on Bausch + Lomb’s January 2031 Refinancing Term Facility as compared to term facilities outstanding during 2025, partially offset by higher effective interest rates on the debt as refinanced in 2025.
The weighted average stated rate of interest as of September 30, 2026 and 2025 was 8.55% and 8.57%, respectively. Due to the accounting treatment for the 2022 Secured Notes (as defined in Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements), interest expense in the Company’s financial statements will not be representative of the weighted average stated rate of interest.
Foreign Exchange and Other
Foreign exchange and other was a loss of $1 million and $7 million for the three months ended September 30, 2026 and 2025, respectively, a favorable change of $6 million. This change was primarily driven by: (i) transaction gains and losses on intercompany balances and third-party liabilities and (ii) gains and losses from foreign currency exchange contracts.
Income Taxes
Provision for income taxes was $151 million and $37 million for the three months ended September 30, 2026 and 2025, respectively, an unfavorable change of $114 million.
Our effective income tax rate for the three months ended September 30, 2026 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowances on entities for which no tax benefit of losses is expected and (ii) tax provision generated from our annualized mix of earnings by jurisdiction.
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

The following table presents segment revenues, segment revenues as a percentage of total revenues, and the period-over-period changes in segment revenues for the three months ended September 30, 2026 and 2025. The following table also presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
	2026		2025		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Salix	$831	28%	$716	27%	$115	16%
International	299	10%	286	11%	13	5%
Solta Medical	165	6%	140	5%	25	18%
Diversified	271	9%	258	10%	13	5%
Bausch + Lomb	1,375	47%	1,281	47%	94	7%
Total revenues	$2,941	100%	$2,681	100%	$260	10%

Segment Profits / Segment Profit Margins
Salix	$716	86%	$570	80%	$146	26%
International	99	33%	90	31%	9	10%
Solta Medical	76	46%	70	50%	6	9%
Diversified	195	72%	182	71%	13	7%
Bausch + Lomb	410	30%	301	23%	109	36%
Total segment profits	$1,496	51%	$1,213	45%	$283	23%
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

The following table presents a reconciliation of GAAP revenues to organic revenues (non-GAAP) and the period-over-period changes in organic revenue (non-GAAP) for the three months ended September 30, 2026 and 2025 by segment.

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Acquisitions	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)								Amount	Pct.
Salix	$831	$—	$—	$831	$716	$13	$729	$102	14%
International	299	(4)	—	295	286	(1)	285	10	4%
Solta Medical	165	(2)	(29)	134	140	—	140	(6)	(4)%
Diversified	271	—	—	271	258	1	259	12	5%
Bausch + Lomb	1,375	6	(8)	1,373	1,281	(2)	1,279	94	7%
Total	$2,941	$—	$(37)	$2,904	$2,681	$11	$2,692	$212	8%
Salix Segment:
Salix Segment Revenue
The Salix segment includes our Xifaxan® product line which currently accounts for approximately 85% of the Salix segment revenues. Salix segment revenue for the three months ended September 30, 2026 and 2025 was $831 million and $716 million, respectively, an increase of $115 million, or 16%, primarily attributable to: (i) an increase in net realized pricing of $152 million and (ii) the impact from the discontinuation of certain non-promoted products of $13 million, partially offset by a decrease in volumes of $50 million. The revenue increases were partially due to channel mix and other net pricing factors, as well as the timing of channel inventory in the quarter, and were partially offset by lower volumes associated with our decision to exit certain channels, as previously discussed.
Salix Segment Profit
The Salix segment profit for the three months ended September 30, 2026 and 2025 was $716 million and $570 million, respectively, an increase of $146 million, or 26%. The increase was primarily driven by: (i) higher contribution attributable to the increase in revenues, as previously discussed, and (ii) lower SG&A and R&D expenses.
International Segment:
International Segment Revenue
The International segment has a diversified product line with no single product group representing 10% or more of its product sales. The International segment revenue was $299 million and $286 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $13 million, or 5%. The increase was primarily attributable to: (i) an increase in net realized pricing of $10 million and (ii) the favorable impact of foreign currencies of $4 million.
International Segment Profit
The International segment profit for the three months ended September 30, 2026 and 2025 was $99 million and $90 million, respectively, an increase of $9 million, or 10% and was primarily driven by higher contribution attributable to the increase in revenues, as previously discussed, partially offset by higher SG&A expenses.
Solta Medical Segment:
Solta Medical Segment Revenue
The Solta Medical segment includes the Thermage® product line, which accounted for over 85% of the Solta Medical segment revenues. The Solta Medical segment revenue for the three months ended September 30, 2026 and 2025 was $165 million and $140 million, respectively, an increase of $25 million, or 18%. The increase was primarily attributable to: (i) incremental sales attributable to the acquisition of Shibo Zhenmei of $29 million and (ii) the favorable impact of foreign currencies of $2 million, partially offset by: (i) a decrease in net realized pricing of $4 million and (ii) a decrease in volumes of $2 million.
Solta Medical Segment Profit
The Solta Medical segment profit for the three months ended September 30, 2026 and 2025 was $76 million and $70 million, respectively, an increase of $6 million, or 9%. The increase was primarily driven by higher contribution attributable to the increase in revenues, as previously discussed, partially offset by higher selling, advertising and promotion expenses, partially attributable to the acquisition of Shibo Zhenmei.
Diversified Segment:
Diversified Segment Revenue
The Diversified segment revenue for the three months ended September 30, 2026 and 2025 was $271 million and $258 million, respectively, an increase of $13 million, or 5%, primarily driven by an increase in net realized pricing of $55 million, primarily in our Neuroscience and Dermatology businesses, partially offset by a decrease in volumes of $43 million, primarily in our Neuroscience business. These changes in net realized pricing, channel mix and volumes were partially the result of our decision to exit certain channels, as previously discussed.
Diversified Segment Profit
The Diversified segment profit for the three months ended September 30, 2026 and 2025 was $195 million and $182 million, respectively, an increase of $13 million, or 7%. The increase was primarily driven by higher contribution attributable to the increase in revenues, as previously discussed.
Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment revenue was $1,375 million and $1,281 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $94 million, or 7%. The increase was primarily driven by: (i) an increase in volumes of $63 million, (ii) an increase in net realized pricing of $31 million, primarily driven by the Vision Care and Pharmaceuticals businesses and (iii) incremental sales attributable to acquisitions of $8 million, partially offset by: (i) the unfavorable impact of foreign currencies of $6 million and (ii) the impact of divestitures and discontinuations of $2 million.
Bausch + Lomb Segment Profit
The Bausch + Lomb segment profit for the three months ended September 30, 2026 and 2025 was $410 million and $301 million, respectively, an increase of $109 million, or 36%. The increase was primarily driven by: (i) the increase in revenues, as previously discussed and (ii) the impact of the amortization of inventory step-up related to the acquisition of XIIDRA® during the three months ended September 30, 2025, partially offset by higher selling expenses.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Revenues
Our revenue was $8,317 million and $7,470 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $847 million, or 11%. The increase was primarily due to: (i) an increase in net realized pricing, partially the result of the change in channel mix, of $797 million attributable to our Salix, Diversified, Bausch + Lomb and International segments, (ii) incremental sales attributable to acquisitions of $105 million and (iii) the favorable impact of foreign currencies of $96 million. The increase was partially offset by a decrease in volumes of $151 million attributable to our Salix and Diversified segments, partially offset by an increase in volumes in our Bausch + Lomb and Solta Medical segments. These changes in net realized pricing and volumes were partially the result of our decision to exit certain channels, as previously discussed.
The changes in our segment revenues and segment profits for the nine months ended September 30, 2026, are discussed in further detail in the respective subsequent section titled “ — Reportable Segment Revenues and Profits”.

Cash Discounts and Allowances, Chargebacks and Distribution Fees
Provisions recorded to reduce gross product sales to net product sales and revenues for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,
	2026		2025
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$13,098	100.0%	$12,770	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	527	4.0%	534	4.2%
Returns	85	0.6%	80	0.6%
Rebates	2,956	22.6%	3,210	25.1%
Chargebacks	1,088	8.3%	1,310	10.3%
Distribution fees	205	1.6%	248	1.9%
Total provisions	4,861	37.1%	5,382	42.1%
Net product sales	8,237	62.9%	7,388	57.9%
Other revenues	80		82
Revenues	$8,317		$7,470
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 37.1% and 42.1% for the nine months ended September 30, 2026 and 2025, respectively, a decrease of 5.0 percentage points. The decrease was primarily due to:
•rebates as a percentage of gross product sales which were lower primarily due to lower rebates for Xifaxan® and Jublia® as well as lower gross product sales of certain branded products such as Relistor®, Apriso®, Onexton® and Wellbutrin® and Bausch + Lomb’s XIIDRA®;
•chargebacks as a percentage of gross product sales which were lower primarily due to lower chargebacks for Xifaxan® and Wellbutrin® and lower gross product sales of certain generic products such as Elidel® AG.
Expenses
Cost of Goods Sold (excluding amortization and impairments of intangible assets)
Cost of goods sold was $2,195 million and $2,166 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $29 million, or 1%. The increase was primarily driven by the unfavorable impact of foreign currencies, partially offset by: (i) a decrease in volumes, (ii) lower manufacturing variances and (iii) the impact in 2025 of the amortization of inventory step-up related to Bausch + Lomb’s acquisition of XIIDRA®.
Cost of goods sold as a percentage of product sales revenue was 26.6% and 29.3% for the nine months ended September 30, 2026 and 2025, respectively, a decrease of 2.7 percentage points. The favorable change was primarily driven by: (i) increase in net realizable pricing, (ii) product mix and (iii) the favorable impact of foreign currencies to revenues. Cost of goods sold as a percentage of Product sales during the nine months ended September 30, 2025, was unfavorably impacted by the amortization of inventory step-up related to Bausch + Lomb’s acquisition of XIIDRA®, as well as the impact of its voluntary recall of certain enVista® IOL products.
Selling, General and Administrative Expenses
SG&A expenses were $2,602 million and $2,556 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $46 million, or 2%. The increase is primarily attributable to higher compensation costs and selling expenses, partially offset by lower general and administrative expenses.
Research and Development
R&D expenses were $477 million and $468 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $9 million, or 2%. The increase is primarily attributable to an increase in spend on certain projects in the Bausch + Lomb and Solta Medical segments, partially offset by lower spend in our Salix segment.
R&D expenses as a percentage of Product sales were approximately 6% for each of the nine months ended September 30, 2026 and 2025.

Amortization of Intangible Assets
Amortization of intangible assets was $693 million and $765 million for the nine months ended September 30, 2026 and 2025, respectively, a decrease of $72 million, or 9%. The decrease was primarily attributable to fully amortized intangible assets no longer being amortized in 2026.
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
Goodwill impairments were $1,426 million for the nine months ended September 30, 2026, related to the Salix reporting unit. In January 2026, the Company received the results for the double-blind Phase 3 clinical trials for two global RED-C clinical programs evaluating its rifaximin soluble solid dispersion formulation, designed to prevent overt hepatic encephalopathy and related complications in patients with early-stage liver cirrhosis. While safe and well-tolerated, both clinical trials failed to achieve their primary endpoints. The Company performed a quantitative goodwill analysis for the Salix reporting unit using revised forecasts, an updated discount rate of 9.50%, and a new long-term growth rate that reflect the impact of the Phase 3 clinical trial results and recognized an impairment charge of $1,426 million.
Restructuring, integration and separation costs
Restructuring, integration and separation costs were $32 million and $49 million for the nine months ended September 30, 2026 and 2025, respectively, a decrease of $17 million. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
See Note 5, “RESTRUCTURING, INTEGRATION AND SEPARATION COSTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding these actions.
Other Expense, Net
Other expense, net for the nine months ended September 30, 2026 and 2025 consists of the following:

	Nine Months Ended September 30,
(in millions)	2026	2025
Litigation and other matters, net of insurance recoveries and restitutions	$26	$40
Acquired IPR&D costs	16	110
Acquisition-related contingent consideration	14	(72)
Asset impairments	13	1
Acquisition-related transaction costs	4	5
Other, net	(4)	(6)
	$69	$78
    Litigation and other matters, net of insurance recoveries and restitutions primarily relates to adjustments to provisions for certain legal matters and for the nine months ended September 30, 2025, also includes restitution received in connection with a certain legal matter.

Acquired IPR&D costs in 2025 are primarily related to the DURECT acquisition and certain acquisitions by Bausch + Lomb.
Acquisition-related contingent consideration reflects changes in: (i) estimated amount and timing of projected cash flows of certain products and (ii) the timing of regulatory approval of certain pipeline products in 2025.
Asset impairments are related to a change in the future forecasted revenues and a product discontinuation.
Non-Operating Income and Expense
Interest Expense
Interest expense was $1,196 million and $1,207 million and included non-cash amortization and write-offs of debt premiums, discounts and deferred issuance costs of $46 million and $72 million for the nine months ended September 30, 2026 and 2025, respectively. Interest expense decreased $11 million. The decrease is primarily attributable to: (i) the write-off of financing costs associated with the April 2025 Refinancing Transactions and the B+L June 2025 Credit Facility Amendment and (ii) lower interest rates on Bausch + Lomb’s January 2031 Refinancing Term Facility as compared to term facilities outstanding during 2025, partially offset by higher effective interest rates on the debt as refinanced in 2025.
The weighted average stated rate of interest as of September 30, 2026 and 2025 was 8.55% and 8.57%, respectively. Due to the accounting treatment for the 2022 Secured Notes, interest expense in the Company’s financial statements will not be representative of the weighted average stated rate of interest.
Gain on Extinguishment of Debt
Gain on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. In connection with the April 2025 Refinancing Transactions, the August 2025 Repurchase Activity and the B+L June 2025 Refinancing Activity, the Company recognized a net gain on extinguishment of debt of $181 million during the nine months ended September 30, 2025
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other was a loss of $19 million and $41 million for the nine months ended September 30, 2026 and 2025, respectively, a favorable net change of $22 million.
Income Taxes
Provision for income taxes was $316 million and $88 million for the nine months ended September 30, 2026 and 2025, respectively, an unfavorable change of $228 million. Our effective income tax rate for the nine months ended September 30, 2026 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowances on entities for which no tax benefit of losses is expected and (ii) the tax provision generated from our annualized mix of earnings by jurisdiction.
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
See Note 15, “INCOME TAXES” to our unaudited interim Condensed Consolidated Financial Statements for further details.

Reportable Segment Revenues and Profits
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the year-over-year changes in segment revenues for the nine months ended September 30, 2026 and 2025. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year-over-year changes in segment profits for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026		2025		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Salix	$2,228	27%	$1,885	25%	$343	18%
International	889	11%	826	11%	63	8%
Solta Medical	512	6%	381	5%	131	34%
Diversified	675	8%	682	9%	(7)	(1)%
Bausch + Lomb	4,013	48%	3,696	50%	317	9%
Total revenues	$8,317	100%	$7,470	100%	$847	11%

Segment Profits / Segment Profit Margins
Salix	$1,789	80%	$1,396	74%	$393	28%
International	277	31%	253	31%	24	9%
Solta Medical	242	47%	177	46%	65	37%
Diversified	449	67%	448	66%	1	-
Bausch + Lomb	1,022	25%	729	20%	293	40%
Total segment profits	$3,779	45%	$3,003	40%	$776	26%
The following table presents organic revenue (non-GAAP) and the year-over-year changes in organic revenue (non-GAAP) for the nine months ended September 30, 2026 and 2025 by segment. Organic revenues (non-GAAP) and organic growth (non-GAAP) rates are defined in the previous section titled “—Reportable Segment Revenues and Profits”.

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Acquisitions	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)								Amount	Pct.
Salix	$2,228	$—	$—	$2,228	$1,885	$12	$1,897	$331	17%
International	889	(41)	—	848	826	(2)	824	24	3%
Solta Medical	512	(7)	(93)	412	381	—	381	31	8%
Diversified	675	—	—	675	682	—	682	(7)	(1)%
Bausch + Lomb	4,013	(48)	(12)	3,953	3,696	(10)	3,686	267	7%
Total	$8,317	$(96)	$(105)	$8,116	$7,470	$—	$7,470	$646	9%
Salix Segment:
Salix Segment Revenue
The Salix segment includes the Xifaxan® product line. Revenues from our Xifaxan® product line accounted for approximately 85% of the Salix segment revenues. The Salix segment revenue for the nine months ended September 30, 2026 and 2025 was $2,228 million and $1,885 million, respectively, an increase of $343 million, or 18%. The increase was primarily attributable to: (i) an increase in net realized pricing of $504 million and (ii) the impact from the discontinuation of certain non-promoted products of $12 million, partially offset by a decrease in volumes of $173 million. The revenue increases were partially due to channel mix and other net pricing factors and were partially offset by lower volumes associated with our decision to exit certain channels, as previously discussed.

Salix Segment Profit
The Salix segment profit for the nine months ended September 30, 2026 and 2025 was $1,789 million and $1,396 million, respectively, an increase of $393 million, or 28%. The increase was primarily driven by: (i) higher contribution attributable to the increase in revenues, as previously discussed, and (ii) lower SG&A and R&D expenses.
International Segment:
International Segment Revenue
The International segment has a diversified product line with no single product group representing 10% or more of its product sales. The International segment revenue was $889 million and $826 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $63 million, or 8%. The increase was primarily attributable to: (i) the favorable impact of foreign currencies of $41 million primarily attributable to Latin America and EMEA and (ii) an increase in net realized pricing of $24 million, partially offset by the impact of divestitures and discontinuations of $2 million.
International Segment Profit
The International segment profit for the nine months ended September 30, 2026 and 2025 was $277 million and $253 million, respectively, an increase of $24 million, or 9%. This increase was primarily driven by higher contribution attributable to the increase in revenues, as previously discussed, partially offset by higher SG&A expenses.
Solta Medical Segment:
Solta Medical Segment Revenue
The Solta Medical segment includes the Thermage® product line, which accounted for over 85% of the Solta Medical segment revenues. The Solta Medical segment revenue for the nine months ended September 30, 2026 and 2025 was $512 million and $381 million, respectively, an increase of $131 million, or 34%. The increase was primarily due to: (i) incremental sales attributable to the acquisition of Shibo Zhenmei of $93 million, (ii) an increase in volumes of $39 million and (iii) the favorable impact of foreign currencies of $7 million, partially offset by a decrease in net realized pricing of $8 million.
Solta Medical Segment Profit
The Solta Medical segment profit for the nine months ended September 30, 2026 and 2025 was $242 million and $177 million, respectively, an increase of $65 million, or 37%. The increase was primarily driven by higher contribution attributable to the increase in revenues, as previously discussed, partially offset by higher: (i) expenses related to the reacquired inventory attributable to the Shibo Zhenmei acquisition, (ii) selling, advertising and promotion expenses and (iii) R&D expenses.
Diversified Segment:
Diversified Segment Revenue
The Diversified segment revenue for the nine months ended September 30, 2026 and 2025 was $675 million and $682 million, respectively, a decrease of $7 million, or 1%. The decrease was primarily driven by a decrease in volumes of $156 million, primarily in our Neuroscience business, partially offset by an increase in net realized pricing of $149 million. These changes in net realized pricing, channel mix and volumes were partially the result of our decision to exit certain channels, as previously discussed.
Diversified Segment Profit
The Diversified segment profit for the nine months ended September 30, 2026 and 2025 was $449 million and $448 million, respectively, an increase of $1 million.
Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment revenue was $4,013 million and $3,696 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $317 million, or 9%. The increase was primarily due to: (i) an increase in volumes of $139 million across all the Bausch + Lomb businesses, (ii) an increase in net realized pricing of $128 million driven by the Pharmaceuticals and Vision Care businesses, (iii) the favorable impact of foreign currencies of $48 million and (iv) incremental sales attributable to acquisitions of $12 million, partially offset by the impact of divestitures and discontinuations of $10 million.

Bausch + Lomb Segment Profit
The Bausch + Lomb segment profit for the nine months ended September 30, 2026 and 2025 was $1,022 million and $729 million, respectively, an increase of $293 million, or 40%. The increase was primarily driven by: (i) the increase in revenues, as previously discussed and (ii) the impact of the amortization of inventory step-up related to the acquisition of XIIDRA® during 2025, partially offset by higher selling and R&D expenses.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Nine Months Ended September 30,
(in millions)	2026	2025	Change
Net (loss) income	$(725)	$223	$(948)
Adjustments to reconcile net (loss) income to net cash provided by operating activities	2,546	709	1,837
Cash provided by operating activities before changes in operating assets and liabilities	1,821	932	889
Changes in operating assets and liabilities	(107)	(27)	(80)
Net cash provided by operating activities	1,714	905	809
Net cash used in investing activities	(315)	(313)	(2)
Net cash used in financing activities	(229)	(507)	278
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7)	54	(61)
Net increase in cash, cash equivalents and restricted cash	1,163	139	1,024
Cash, cash equivalents and restricted cash, beginning of period	1,325	1,201	124
Cash, cash equivalents and restricted cash, end of period	$2,488	$1,340	$1,148
Operating Activities
Net cash provided by operating activities was $1,714 million and $905 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $809 million.
Cash provided by operating activities before changes in operating assets and liabilities was $1,821 million and $932 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $889 million and is primarily attributable to our improved operating performance, as previously discussed.
Changes in operating assets and liabilities resulted in a net decrease in cash of $107 million and of $27 million for the nine months ended September 30, 2026 and 2025, respectively, a decrease of $80 million. During the nine months ended September 30, 2026, Changes in operating assets and liabilities were unfavorably impacted by: (i) the timing in the collection of trade receivables of $196 million and (ii) an increase in inventories of $31 million, partially offset by timing of certain payments in the ordinary course of business of $120 million. During the nine months ended September 30, 2025, Changes in operating assets and liabilities were unfavorably impacted by: (i) timing in the collection of trade receivables of $199 million and (ii) an increase in inventories of $7 million, partially offset by the favorable timing of certain payments in the ordinary course of business of $179 million.
Investing Activities
Net cash used in investing activities was $315 million for the nine months ended September 30, 2026 and was primarily driven by Purchases of property, plant and equipment and B+L acquisitions and other investments.
Net cash used in investing activities was $313 million for the nine months ended September 30, 2025 and was primarily driven by Purchases of property, plant and equipment and B+L acquisitions and other investments.
Financing Activities
Net cash used in financing activities was $229 million for the nine months ended September 30, 2026 and was driven by the repayment of long-term debt of $3,082 million which primarily included: (i) $2,802 million of repayments of debt with the proceeds related to the B+L January 2026 Credit Facility Amendment, (ii) $158 million of contractual interest payments on the Remaining Secured Notes (as defined below) allocated to the reduction of the recorded premiums, (iii) repayments of $75 million related to the B+L 2030 Revolving Credit Facility and (iv) $37 million of amortization payments related to our term loan facilities, partially offset by the Issuance of long-term debt of $2,930 million primarily representing $2,802 million of net proceeds from the B+L January 2026 Credit Facility Amendment and borrowings of $75 million under the B+L 2030 Revolving Credit Facility.

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
Cash, cash equivalents and restricted cash as presented in the Condensed Consolidated Balance Sheet includes cash, cash equivalents and restricted cash held by legal entities of Bausch + Lomb. Cash held by Bausch + Lomb legal entities and any future cash from the operating, investing and financing activities of Bausch + Lomb is expected to be retained by Bausch + Lomb entities and is generally not available to support the operations, investing and financing activities of other legal entities, including Bausch Health unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders. As of September 30, 2026 and 2025, cash, cash equivalents and restricted cash was as follows:

(in millions)	2026	2025
Bausch Health	$1,973	$1,008
Bausch + Lomb	515	332
Total Cash, cash equivalents and restricted cash	$2,488	$1,340
As of September 30, 2026, we had aggregate maturities and mandatory payments of our principal balances of debt obligations as follows:

(in millions)	Remainder of 2026	2027	2028	2029	2030	2031	Thereafter	Total
Bausch Health debt obligations	$8	$673	$2,326	$1,639	$3,995	$462	$6,000	$15,103
Bausch + Lomb debt obligations	7	28	1,440	28	128	3,434	—	5,065
Total debt obligations	$15	$701	$3,766	$1,667	$4,123	$3,896	$6,000	$20,168
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
Long-term Debt
Long-term debt, net of unamortized premiums, discounts and issuance costs was $20,637 million and $20,817 million as of September 30, 2026 and December 31, 2025, respectively. Aggregate contractual principal amounts due under our debt obligations were $20,168 million and $20,232 million as of September 30, 2026 and December 31, 2025, respectively, a decrease of $64 million.

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
The original premium recorded on the 2022 Secured Notes was $1,835 million, which has been reduced as contractual interest payments are made on the 2022 Secured Notes. The portion of each contractual interest payment allocated to reduce the recorded premium is determined as the difference between the payment due and the calculated interest at the effective interest rate of the underlying carry amount of the associated note. During the nine months ended September 30, 2026 and 2025, the Company made contractual interest payments of $122 million and $282 million, respectively, related to the 2022 Secured Notes, of which $111 million and $251 million, respectively, were recorded as a reduction of the premium.
In connection with the April 2025 Refinancing Transactions, we redeemed all of the 9.00% Intermediate Holdco Secured Notes issued in connection with the 2022 Exchange. The April 2025 Refinancing Transactions was accounted for as an extinguishment of debt and the unamortized premium associated with the 9.00% Intermediate Holdco Secured Notes was included in the gain on extinguishment of debt. In connection with the December 2025 Exchange, we exchanged $886 million in aggregate principal amount of 11.00% First Lien Secured Notes with unamortized premiums of $263 million for $903 million of aggregate principal amount of 2032 Senior Secured Notes. This exchange was accounted for as a modification of debt, and accordingly the unamortized premium associated with the exchanged 11.00% First Lien Secured Notes will now be amortized over the remaining term of the newly issued 2032 Senior Secured Notes. During the nine months ended September 30, 2026, the Company made contractual interest payments of $300 million related to the 2032 Senior Secured Notes, of which $47 million was recorded as a reduction of the premium.
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

(in millions)	Remainder of 2026	2027	2028	2029	2030	2031 to 2032	Total
Interest payments:
11.00% First Lien Secured Notes due 2028	$—	$98	$97	$—	$—	$—	$195
14.00% Second Lien Secured Notes due 2030	25	49	49	49	50	—	222
10.00% Senior Secured Notes due 2032	300	600	600	600	600	900	3,600
	$325	$747	$746	$649	$650	$900	$4,017
Interest payments recorded as:
Interest expense	$283	$572	$566	$554	$550	$809	$3,334
Reduction of recorded premium	42	175	180	95	100	91	683
	$325	$747	$746	$649	$650	$900	$4,017
Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the 2025 Credit Agreement, other than 126NumberCo and 1530065 B.C. Ltd. (“153NumberCo”). The Senior Unsecured Notes issued by Bausch Health Americas, Inc. (“BHA”) are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the 2025 Credit Agreement, other than 126NumberCo and 153NumberCo. Future subsidiaries of the Company and BHA, if any, may be required to guarantee the Senior Unsecured Notes. The Senior Unsecured Notes and Senior Secured Notes are guaranteed by a portion of the Company’s subsidiaries. On a non-consolidated basis, the non-guarantor subsidiaries with respect to the Senior Unsecured Notes and Senior Secured Notes (other than the 2032 Senior Secured Notes) had total assets of $26,250 million and total liabilities of $17,643 million as of September 30, 2026, and revenues of $4,774 million and operating income of $294 million for the nine months ended September 30, 2026. On a non-consolidated basis, the non-guarantor subsidiaries with respect to the 2032 Senior Secured Notes had total assets of $16,656 million and total liabilities of $8,249 million as of September 30, 2026, and revenues of $4,774 million and operating income of $294 million for the nine months ended September 30, 2026.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for additional information regarding the financing activities described above, including the definitions of certain defined terms used above.
Availability Under Revolving Credit Facilities
As of October 28, 2026, there were no outstanding borrowings, $31 million of issued and outstanding letters of credit and approximately $469 million of remaining availability under the 2030 Revolving Credit Facility.
As of October 28, 2026, there were $100 million of outstanding borrowings, $34 million of issued and outstanding letters of credit and $666 million of remaining availability under the B+L 2030 Revolving Credit Facility. Absent the payment of a dividend, which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders, proceeds from the B+L 2030 Revolving Credit Facility are not available to fund the operations, investing and financing activities of any other subsidiaries of Bausch Health.
Weighted Average Interest Rate
The accounting for the 2022 Exchange results in the Remaining Secured Notes being carried at a premium relative to their principal amount and will result in reduced interest expense to be recorded in our financial statements for a significant portion of the Remaining Secured Notes as depicted in the table above. Therefore, interest expense recorded in our consolidated financial statements will differ significantly from the contractual interest rates of our debt. As of September 30, 2026, the weighted average interest rate of our debt as reported in our financial statements was 7.61% and the weighted average stated rate of interest was 8.55%.
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
Credit Rating
As of October 28, 2026, the credit ratings and outlook from Moody’s, Standard & Poor’s and Fitch for certain outstanding obligations of the Company were as follows:

	Bausch Health Companies Inc.				Bausch + Lomb Corporation
Rating Agency	Corporate Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook	Corporate Rating	Senior Secured Rating	Outlook
Moody’s	Caa2	Caa1	Ca	Stable		B1	Stable
Standard & Poor’s	B-	B-	CCC+	Negative	B	B	Developing
Fitch					B	BB	Rating Watch Evolving
Bausch Health Companies Inc. - There was no change to the corporate credit rating or other credit ratings of Bausch Health Companies Inc. during the third quarter of 2026.
Bausch + Lomb Corporation - There was no change to the corporate credit rating or other credit ratings of Bausch + Lomb during the third quarter of 2026.
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
A substantial portion of our cash requirements for the remainder of 2026 is for debt service. Our other future cash requirements relate to working capital, capital expenditures, business development transactions (contingent consideration), restructuring, integration and separation costs, benefit obligations and litigation settlements. In addition, we may use cash to enter into licensing arrangements and/or to make strategic acquisitions. We are considering further acquisition opportunities within our core therapeutic areas, some of which could be sizable.

In addition to our working capital requirements, as of September 30, 2026, we expect our primary cash requirements during the remainder of 2026 to include:
•Debt repayments and interest payments—We anticipate making mandatory maturities and amortization payments of approximately $15 million and interest payments of approximately $561 million during the period October 1, 2026 through December 31, 2026. We have, and in the future may also elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay additional amounts under our credit facilities using cash on hand, cash from operations and cash provided from other financing or refinancing actions, including the sale of equity or equity-linked securities, additional debt financings, and the monetization of a portion of our holdings of Bausch + Lomb;
•Capital expenditures—We expect to make payments of approximately $80 million for property, plant and equipment during the period October 1, 2026 through December 31, 2026;
•Contingent consideration and milestone payments—We expect to make contingent consideration and milestone payments of approximately $40 million during the period October 1, 2026 through December 31, 2026;
•Acquisitions—On October 8, 2026, Bausch + Lomb entered into an agreement to acquire certain ophthalmic surgical manufacturing businesses. The acquisition is expected to close during the fourth quarter of 2026 for an upfront cash payment of approximately $85 million, due at closing; and
•On October 12, 2026, Brent Saunders, former Chief Executive Officer of Bausch + Lomb and a member of its Board of Directors, departed Bausch + Lomb pursuant to a mutual agreement with the Bausch + Lomb Board. Under the Separation Agreement entered into on October 11, 2026, Mr. Saunders will receive an aggregate lump-sum cash payment of approximately $75 million, payable in accordance with the agreement’s terms.
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
Litigation Payments
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. As of September 30, 2026, the Company’s Condensed Consolidated Balance Sheet includes accrued loss contingencies of $28 million related to matters which are both probable and reasonably estimable, however, a reliable estimate of the period in which the remaining loss contingencies will be payable, if ever, cannot be made. Our ability to successfully defend the Company against pending and future litigation may impact future cash flows.
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
Share Repurchase Program
On October 24, 2026, the Company’s Board of Directors authorized a share repurchase program pursuant to which we may repurchase up to $50 million of our outstanding common shares. The timing and amount of any repurchases will depend on market conditions and other factors, and the program does not obligate us to repurchase any particular amount of common shares and may be suspended or discontinued at any time.
Redemption of 8.500% Senior Notes Due 2027
On October 28, 2026, the Company announced that its subsidiary, BHA will issue an irrevocable notice of redemption dated October 29, 2026 to redeem all of its outstanding 8.500% Senior Notes due 2027, representing approximately $643 million in aggregate principal amount and will be funded using cash on hand. The redemption is scheduled for November 30, 2026. In connection with the redemption, the indenture governing these notes will be terminated.
OUTSTANDING SHARE DATA
Our common shares trade on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “BHC”.
At October 23, 2026, we had 374,266,716 issued and outstanding common shares. In addition, as of October 23, 2026, we had outstanding 4,789,464 stock options, 12,235,928 time-based restricted share units that each represent the right of a holder to receive one of the Company’s common shares and 4,706,468 performance-based restricted share units that represent the right of a holder to receive a number of the Company’s common shares up to a specified maximum. A maximum of 9,412,937 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
CRITICAL ACCOUNTING ESTIMATES
Critical accounting estimates are those estimates that are most important and material to the preparation of our financial statements, and which require management’s most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting estimates as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2025 and determined that there were no significant changes in our critical accounting estimates during the nine months ended September 30, 2026 except for:
Interim Goodwill Assessment
During the nine months ended September 30, 2026, no other events occurred, or circumstances changed that would indicate that the fair value of any of the Company’s reporting units, other than the Salix and Generics reporting units might be below its carrying value.
Salix
In January 2026, we received the results for the double-blind Phase 3 clinical trials for two global RED-C clinical programs evaluating the rifaximin soluble solid dispersion formulation, designed to prevent overt hepatic encephalopathy and related complications in patients with early-stage liver cirrhosis. While safe and well-tolerated, both clinical trials failed to achieve their primary endpoints. The Company performed a quantitative goodwill analysis for the Salix reporting unit using revised forecasts, an updated discount rate of 9.50%, and a new long-term growth rate that reflect the impact of the Phase 3 clinical trial results. Based on the quantitative fair value test, the carrying value of the Salix reporting unit exceeded its fair value as of January 22, 2026, and the Company recognized a goodwill impairment of $1,426 million. As of September 30,

2026, the Salix reporting unit had remaining goodwill of $1,733 million.
If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future, and any such charges could be material.
Generics
For the interim quantitative goodwill impairment assessment of the Generics reporting unit and the related forecast assumptions, see Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements.
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
Interest Rate Risk
As of September 30, 2026, we had $13,553 million and $6,615 million in outstanding aggregate principal amount of fixed rate debt and variable rate debt, respectively. The estimated fair value of our issued fixed rate debt as of September 30, 2026 was $13,114 million. If interest rates were to increase by 100 basis points, the fair value of our issued fixed rate debt would decrease by approximately $295 million. If interest rates were to decrease by 100 basis points, the fair value of our issued fixed rate debt would increase by approximately $302 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis point increase in interest rates would have an annualized pre-tax effect of approximately $66 million in our Condensed Consolidated Statements of Operations and Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Inflation Risk
We are subject to price control restrictions on our pharmaceutical products in a number of countries in which we operate. As a result, our ability to raise prices in a timely fashion in anticipation of inflation may be limited in some markets.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information concerning legal proceedings, reference is made to Note 17, “LEGAL PROCEEDINGS” to the unaudited interim Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Item 1A. Risk Factors
Except as set forth below, as of the date of this Form 10-Q, there have been no material changes to the risk factors as disclosed in Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Our chief executive officer also serves as interim chief executive officer and chairman of the board of directors of Bausch + Lomb, and these overlapping roles may create competing demands on management time and attention and actual or perceived conflicts of interest.

In October 2026, our chief executive officer, Thomas Appio, was appointed interim chief executive officer of Bausch + Lomb, effective October 12, 2026. In addition, in August 2026, Mr. Appio was appointed to the board of directors and as chairman of the board of directors of Bausch + Lomb. The overlapping roles at the Company and Bausch + Lomb may create competing demands on management time and attention. In addition, these overlapping roles may result in conflicts, or the appearance of conflicts, with respect to matters involving or affecting both companies. See Item 1A. “Risk Factors—In connection with any B+L Separation, some of our directors and officers may have actual or potential conflicts of interest because of their equity ownership in Bausch + Lomb, and/or because they also serve as officers or directors of Bausch + Lomb, which could impact our ability to grow our business or cause reputational or other harm” included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities by the Company during the three months ended September 30, 2026.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2026, the Company did not have a share repurchase program and no shares were repurchased.
On October 24, 2026, the Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to $50 million of its outstanding common shares. The timing and amount of any repurchases will depend on market conditions and other factors, and the program does not obligate the Company to repurchase any particular amount of common shares and may be suspended or discontinued at any time.
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

Bausch Health Companies Inc. (Registrant)

Date:	October 28, 2026	/s/ THOMAS J. APPIO
Thomas J. Appio Chief Executive Officer (Principal Executive Officer)

Date:	October 28, 2026	/s/ JEAN-JACQUES CHARHON
Jean-Jacques Charhon Executive Vice President, Chief Financial Officer (Principal Financial Officer)